Form 10-K405
period 1996-02-29
PHYSICIANS CLINICAL LABORATORY INC
filed 1996-08-05
CIK 890685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended February 29, 1996

                                   OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-20678

                      PHYSICIANS CLINICAL LABORATORY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 68-0280528
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


                 2495 NATOMAS PARK DRIVE, SACRAMENTO, CA 95833
                    (Address of principal executive offices)

                                 (916) 648-3500
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ .01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant at June 28, 1996 based on the bid and asked prices in the over-the-counter market average that date was approximately $ 2,233,744.

         The registrant had 6,051,087 shares of common stock, $.01 par value per share, outstanding at June 30, 1996.

                      Documents Incorporated by Reference:
                                     None.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


                                   PART I                                PAGE
                                                                         ----
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   I-1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .  I-23

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  I-24

Item 4.  Submission Of Matters To a Vote of Security Holders  . . . . .  I-25

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1

Item 5.  Market for the Registrant's Common Stock and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . .  II-1

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . .  II-3

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . .  II-5

Item 8.  Financial Statements and Supplementary Data  . . . . . . . .   II-18

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure  . . . . . . . . . .   II-46

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   III-1

Item 10.  Directors of the Registrant . . . . . . . . . . . . . . . .   III-1

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . .   III-5

Item 12.  Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . . . . .  III-10

Item 13.  Certain Relationships and Related Transactions  . . . . . .  III-15

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-1

Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  IV-1

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-2

FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . . . . . . .  IV-4

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-5

                                     PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

Liquidity and Operating Results.

         The liquidity and results of operations of Physicians Clinical Laboratory, Inc. ("PCL" or the "Company") were affected significantly during the fiscal year ended February 29, 1996, and continue to be adversely affected to the date of this Annual Report, by downward pressure on reimbursement revenues, billing system/process challenges and accounts receivable collection problems. The Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under its credit agreement (the "Credit Agreement") with respect to approximately $83 million of secured indebtedness. The Company has also been in default since September of 1995 with respect to interest payments with respect to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures"), and the holder of the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory has brought suit with respect to such Note. See "Glendale and MGPL Agreements" below. The Company does not have available cash or other cash resources to cure the defaults under the Credit Agreement or the Indenture covering the Debentures, or otherwise to make interest or principal payments with respect to its debt obligations. The Company continues to experience severe cash flow problems, reductions in third party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry. In addition, the Company has engaged investment bankers to assist and advise the Company with respect to a possible restructuring of the Company's indebtedness. No assurance can be given that the Company will become a party to any such restructuring. Any such restructuring, if successful, would eliminate or substantially dilute the value of existing stockholders' interests and would significantly dilute or otherwise impair the recovery (if any) of the Company's Debentureholders. As of February 29, 1996, the Company had a negative shareholder equity position of $64.6 million. The net loss of $79.2 million included the write- off of uncollected accounts receivable of $25.4 million, credit restructuring costs of $4.9 million and the write-down of intangible assets of $25.0 million. The write-off of uncollected accounts receivable and write-down of intangible assets result from the billing system/process challenges, accounts receivable collection problems and the significant downward pressure on reimbursement revenues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         During the second quarter of fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendment to its Credit Agreement with a group of banks led by Wells Fargo Bank National Association (the holders of the Company's debt obligations pursuant to the Credit Agreement hereinafter are referred to as the "Bank Group"). Bank fees, legal fees, professional advisor fees and related costs of $1,062,073 were incurred in the second fiscal quarter and $498,990 in the third fiscal quarter, and $223,767 in the fourth fiscal quarter. As a result of insufficient cash flows caused by, among other things, reductions in third party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry, the Company was unable to make interest payments under its Credit Agreement due monthly since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996, each in the amount of $1,200,000, principal amortization payments due on February 7, 1996 and June 30, 1996, each in the amount of $3.6 million. In addition, the Company failed to make two interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995 and February 15, 1996, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995. The deferred financing costs related to the Credit Agreement and the Debentures of $1,450,140 and $1,668,466, respectively, were written off as of August 31, 1995 and February 29, 1996, respectively. The costs associated with the Credit Agreement restructuring and write off of the deferred financing costs has been reflected in the statement of operations as Credit Restructuring costs.

         On October 13, 1995, the Company was notified by the Nasdaq Stock Market Listing Qualification Committee (the "Listing Committee") that the Company's common stock would be removed from listing on the Nasdaq National Market but would be listed on the Nasdaq SmallCap Market due to the Company's inability to satisfy the Nasdaq National Market's net tangible assets requirement. The Company was granted a temporary exception to the Nasdaq National Market's net tangible asset requirement, which exception expired on October 12, 1995. The Company's common stock began to trade on the Nasdaq SmallCap Market on Monday October 16, 1995. On October 25, 1995, the Listing Committee determined not to extend certain exceptions to the applicable listing requirements, and the Company's common stock was removed from trading on the Nasdaq SmallCap Market. The Company's common stock currently trades in the over-the-counter market.

         The removal of the Company's common stock from listing on the Nasdaq National Market System constituted a Redemption Event under the Company's Indenture governing its Debentures. Such Redemption Event required the Company to offer to repurchase the Debentures from the holders thereof at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. Written notice of the occurrence of such Redemption Event was given to the registered holders of the Debentures on November 2, 1995, and no such holder perfected its right to redeem such Debentures within the period provided under the Indenture. In addition, under the terms of the Registration Rights Agreement between the Company and holders of the Debentures, the Company is obligated to maintain an effective registration statement covering the Debentures and the Company's common stock with respect to which the Debentures are convertible. The Company has not maintained such an effective registration statement since June of 1995 and therefore, under the Registration Rights Agreement, the Company may be liable to certain holders of the Debentures for Liquidated Damages.

         Approximately 55% of the Company's net revenue for the fiscal year ended February 29, 1996, was received from third-party payors that determine themselves the rate at which they will reimburse the Company for services provided to individuals insured by them. As a result of declining reimbursement rates and other industry changes, the Company's operating income as a percentage
of net revenue has decreased substantially.   The Company's operating income
(loss) as a percentage of net revenue, excluding nonrecurring items, was 11.8%, 9.2% and (13.5%) for the years ended February 28 (29), 1994, 1995 and 1996, respectively.

         For the year ended February 29, 1996, the Company incurred a net loss of $79.2 million. In addition, as of February 29, 1996, the Company had a negative shareholder equity position of $64.6 million. The net loss of $79.2 million included the write-off of uncollected accounts receivable of $25.4 million, write-off of deferred financing costs of $4.9 million and the write-down of goodwill of $25.0 million.

         The Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry to the date of this Annual Report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These problems raise substantial doubt about the Company's ability to continue to exist as a going concern.

         Management has taken a number of actions in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         o Consolidation of facilities and reductions in work force. The Company's Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was consolidated into the Sacramento laboratory in June 1996. Both locations maintain expanded STAT capabilities.

         o Use of dedicated internal teams for concentrated accounts receivable collection efforts in the Medicare, MediCal, client and patient payor categories.

         o Engagement of consultants to streamline and improve the billing and collection processes.

         o Engagement of third-party accounts receivable collection parties.

         o Data processing system changes to improve billing and collection efforts.

         o Increased focus and human resource additions in sales and marketing to increase net revenues through internal growth.

         o Reductions in overhead by, among other things, closing unprofitable locations.

         o Nonprofitable capitated contracts in Southern California were terminated in December 1995 and support services eliminated.

During and subsequent to the third quarter, the company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of June 1996, these efforts have resulted in labor and infrastructure eliminations yielding approximately $900,000 per month in expense reductions. In addition to 254 full time employee equivalent reductions, some salaries have been reduced, unprofitable patient service centers have been closed, unprofitable capitated contracts have been eliminated and courier routes have been restructured.

Third Amendment to Credit Agreement and Issuance of Warrants.

         On May 10, 1995, the Company and Wells Fargo Bank, National Association, as Agent for the Bank Group, executed a third amendment (the "Third Amendment") to the Credit Agreement, to increase aggregate availability of funds under the Credit Agreement from $80 million to approximately $85 million. The Company had defaulted on certain obligations under the Credit Agreement, which defaults the Bank Group agreed to waive, as discussed below. On the same date, the Company entered into an agreement with Sutter Health (a California non-profit benefit corporation and the parent company of Sutter Ambulatory Care Corporation ("SACC"), a principal stockholder of the Company), whereby Sutter Health guaranteed $3.5 million of the Company's indebtedness to the Bank Group (pursuant to the "Guaranty") in exchange for the issuance by the Company of warrants (the "Warrants") to purchase up to 1.5 million shares of the Company's common stock (the "Common Stock"). Immediately prior to these transactions, SACC owned approximately 23.1% of the outstanding Common Stock.

         The Third Amendment provided for deferral to December 31, 1995 of principal payments scheduled under the Credit Agreement to be made March 31, 1995, and June 30, 1995. In addition, the Third Amendment provided for increased principal amortization payments commencing March 31, 1996. The Third Amendment also provided that the Company will pay all past-due interest, as well as all current interest as it becomes due under the terms of the Credit Agreement. The Third Amendment further provided for payment by the Company of a $250,000 restructuring fee on December 31, 1995. Finally, the Third Amendment modified certain financial covenants of the Credit Agreement through December 31, 1995, at which point such covenants were to return to previously existing levels set under the Credit Agreement. As of the effective date of the Third Amendment, the Company was out of compliance with several of the revised financial covenants.

         In consideration for the Guaranty by Sutter Health, the Company agreed to issue to Sutter Health the Warrants, providing for the right to purchase Common Stock prior to the Expiration Date (as defined below). Upon execution of the Guaranty, the Company issued a Warrant for the right to purchase up to
1.2 million shares (or approximately 19.9% of the Common Stock outstanding) in three tranches. The first tranche consists of the right to purchase 125,000 shares of Common Stock, which became exercisable upon execution of the Guaranty (May 10, 1995) at $4.2219 per share. The second tranche consists of the right to purchase 687,500 additional shares of Common Stock, which also became exercisable on May 10, 1995, at $5.1266 per share. The third tranche consists of the right to purchase 387,500 additional shares of Common Stock, which became exercisable on June 10, 1995, at $5.1266 per share.

         The Expiration Date is defined as the ninetieth day following the date that the Guaranty expires pursuant to its terms, which is the date on which all indebtedness and payment obligations under the Credit Agreement are satisfied.

         The Company issued a second Warrant to Sutter Health as of June 10, 1995. The second Warrant provides for the exercise, on terms identical to those of the third tranche of the first Warrant, of up to 300,000 additional shares of Common Stock (or approximately 5% of the Common Stock outstanding).

         In order to issue the second Warrant on an expedited basis, it was necessary for the Company to apply for an exemption from certain stockholder approval requirements of the Nasdaq National Market, which is granted when delay would "seriously jeopardize the financial viability of the enterprise." The Company obtained such exemption, and, pursuant to Nasdaq requirements, mailed a notice to the Company's shareholders in late May informing them of the issuance of the Warrants.

         All shares of Common Stock that may be issued pursuant to the terms of the Warrants carry registration rights, pursuant to which Sutter Health or its registered assigns (each a "Warrant Holder") may: (i) prior to the Expiration Date, require the Company to take actions necessary to permit the Warrant Holder to sell shares of Common Stock issued pursuant to the Warrants (but may not require the Company to file more than two registration statements relating thereto); and (ii) prior to the date that is three years following the Expiration Date, require the Company to include shares of Common Stock held by the Warrant Holder in any registration, subject to certain exceptions, to be effected by the Company. Other than fees of the Warrant Holder's counsel and applicable filing fees and underwriting discounts, the Company is obligated to pay all fees and expenses in connection with any registration effected pursuant to these provisions.

         The Company agreed to pay reasonable fees and expenses of Sutter Health's outside advisors in connection with the Guaranty, up to $50,000. The Company and Sutter Health further agreed that each would make its own filings, and pay its own fees relating thereto, required as a result of issuance or potential issuance of Common Stock pursuant to the Warrants, including filings required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Fourth Amendment to Credit Agreement.

         On July 31, 1995, the Company entered into a Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). Under the Fourth Amendment, all then existing defaults under the Credit Agreement were waived by the Bank Group, and certain payment terms and covenants were modified as described below.

         Pursuant to the Fourth Amendment, the Company's obligations to make principal amortization payments were amended to provide for payments of (i) $1.2 million on each of July 31, 1995, November 3, 1995, December 29, 1995 and March 31, 1996, (ii) $600,000 on September 13, 1995 and October 6, 1995, and
(iii) $3.6 million on February 7, 1996 and June 30, 1996 and each quarter thereafter. Prior to the Fourth Amendment, the Company was obligated to make principal amortization payments of $1.2 million on September 30, 1995, $3.6 million on December 31, 1995, and $3.6 million each quarter thereafter.

         In addition, the Company agreed to make monthly interest payments, and agreed to make the interest payment that would otherwise be due on August 31, 1995, due on August 14, 1995. Previously, interest was payable quarterly. LIBOR rate interest options were eliminated. Interest rates for the periods of January 1, 1996 through March 31, 1996, April 1, 1996 through June 30, 1996 and July 1, 1996 through the term of the Credit Agreement, were increased to an annual rate of prime plus 2%, prime plus 2.5% and prime plus 3%, respectively. The Company failed to make the monthly interest payments due since September 1995 under the Credit Agreement in the amount of approximately $660,000 (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), and principal amortization payments due on February 7, 1996 and June 30, 1996 (each in the amount of $3.6 million).

         The Fourth Amendment also provides for certain adjustments to various financial covenants to reflect the actual financial results for the fiscal year ended February 28, 1995 and anticipated future results. Also, on July 31, 1995, the Company paid $100,000 of the $250,000 restructuring fee due to the Bank Group on December 31, 1995 under the Third Amendment to the Credit Agreement. The Company did not make the remaining payment of $150,000 due on December 31, 1995 as related to the restructure fee.

         As of the date hereof, all original members of the Bank Group have assigned to third parties their interests in the Company's debt obligations under the Credit Agreement. These third parties are Oaktree Capital Management, L.L.C., Belmont Capital Partners II, L.P., Belmont Fund, L.P., Fidelity Copernicus Corp., Fidelity Overseas Corporation and Merrill Lynch, Pierce, Fenner & Smith, Inc. These assignments were made pursuant to terms and conditions that do not impact the nature of the Company's obligations arising out of the Credit Agreement or the existing defaults thereunder.

Negotiations Regarding Glendale and MGPL Agreements.

         The Company is negotiating with Pathologists' Clinical Laboratories of Glendale, Inc. to amend its Agreement of Purchase and Sale of Assets relating to the purchase of the Company's Glendale facility, and that the Company is currently in default in the payment of its obligations under that agreement.
As of June 30, 1996, the outstanding principal amount of the

Note issued by the Company to Pathologists Clinical Laboratory of Glendale in connection with such purchase was approximately $1,485,000.

         The Company was in negotiations with Medical Group Pathology Laboratory, Inc. to amend its Agreement of Purchase and Sale of Assets to resolve disputes relating to the purchase of the Company's Santa Barbara facility (the "MGPL Agreement"); however, the Company was unable to negotiate a successful resolution of such dispute, and the Company is currently in default in the payment of its obligations under the MGPL Agreement and the Note issued to Medical Group Pathology Laboratory, Inc. by the Company in connection therewith. On November 7, 1995, Medical Group Pathology Laboratory, Inc. filed suit against the Company with respect to the Company's breach of its obligations under such Note, in connection with which a default was entered in favor of Medical Group Pathology Laboratory, Inc. See "Item 3. Legal Proceedings." The Company was able to have the default set aside before a judgement was entered in connection therewith, and on May 27, 1996, the Company entered into a 30-day standstill agreement with Medical Group Pathology Laboratory, Inc. pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to Medical Group Pathology Laboratory, Inc. by the Company under the MGPL Agreement. While the standstill agreement has expired, the Company believes that it is likely that a permanent settlement will be entered into between the parties in the near future. However, the Company has no substantive defenses to this lawsuit. As of June 30, 1996, the outstanding principal amount of the Note issued by the Company to Medical Group Pathology Laboratory, Inc. in connection with the MGPL Agreement was $890,000.

GENERAL

         The Company was incorporated in Delaware in April 1992 to succeed to the business of California Regional Reference Laboratory, a California limited partnership (the "Predecessor Partnership"), which was formed in 1986. The Company completed an initial public offering of 1,725,000 shares of its Common Stock in October 1992, the net proceeds to the Company of which were approximately $12.6 million. The Company operates in one industry segment, clinical laboratory testing.

         The Company provides clinical laboratory services in the State of California. As of June 30, 1996, the Company operated one full-service clinical laboratory in Sacramento, 20 "STAT" laboratories, and more than 200 patient service centers ("PSCs") located in close proximity to referral sources throughout the Company's service areas. The Company has a full service laboratory and more than 70 patient service centers in the Sacramento area.
The Company is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for approximately 8500 office-based physician-clients and as an independent clinical laboratory to acute care hospital customers. See "--Clients and Payors."

         See "Item 6. Selected Financial Data" for the Company's net revenue and operating income (loss) and total assets for each of the last three years.

THE CLINICAL LABORATORY TESTING INDUSTRY

         Laboratory tests are used generally by physicians and other health care providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood, tissue and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears, AIDS tests and alcohol and other substance-abuse tests.

OPERATING STRATEGY

         The Company's operating strategy is to be a leading regional provider of high quality, cost-efficient clinical laboratory testing services to a diversified group of customers and payor sources. To implement this strategy, the Company's key operating objectives are as follows:

o Provide Full Range of Services. The Company currently performs over 900 different tests internally, with special expertise in microbiology, virology and immunology, as well as a wide range of "esoteric" testing services. Approximately 97% of the Company's tests are performed internally, which the Company believes is above industry norms.

o Provide High Level of Responsiveness. The Company is committed to providing its customers with the highest level of responsiveness in the reporting of testing results. The industry standard is for test results to be communicated to the requesting physician by the next business day. The Company currently reports or makes available greater than 97% of all test results by 9:00 a.m. the next day. The Company maintains the laboratory information systems for two Sacramento acute-care hospitals. For these two hospitals, the Company currently reports 98% of routine test results within three hours from arrival of the specimen at the Company's laboratory. A key element of the Company's business strategy is to continue to develop innovative service techniques, such as the Company's Lab Line(TM) direct access telephone service. See "--Reporting of Test Results."

o Produce Services at Low Cost. The Company provides quality testing services in a cost-effective manner through the high volume of testing services it performs, its automated testing equipment, its significant investment in management information systems and its experienced sales and service staff.

o Maintain Commitment to Quality. The Company has invested extensively in equipment, training and quality control programs to ensure the accuracy of its testing services. The Company's emphasis on quality includes an automated quality control program, a full-time quality control director, and a program which continually compares testing results with benchmark indicators. In addition, the Company believes its reputation for quality is enhanced with its physician customers due to the Company's relationship with its hospital customers. The Company is fully accredited by the College of American Pathologists.

o Maintain Diversified Customer Base and Payor Services. Independent clinical laboratories often focus on service to only one customer segment: office-based physicians, hospitals or HMOs. This strategy is typically utilized because each customer type requires specialized services. The Company's strategy is to diversify its customer and payor services across all customer types. This strategy offers several key advantages. For example, the Company's contracts with HMOs allows the Company to provide a wide range of services to physicians in the service areas and to gain access to physicians who are members of the HMOs' network for the purpose of "cross-selling" those physicians for their non- HMO business. See "--Clients and Payors--HMOs."

LABORATORY TESTING SERVICES

         The Company's clinical laboratory tests measure the levels of chemical and cellular components in human body fluids and tissue. They include procedures in the areas of blood chemistry, hematology, urine chemistry, immunology, virology, serology, histology, microbiology, endocrinology and cytology. Commonly ordered individual tests include red and white blood cell counts, PAP smears and procedures to measure blood glucose levels and to determine pregnancy. As of fiscal year-end, the Company's laboratories handled more than 55,000 patient specimens per week and performed approximately 120,000 tests per week. Approximately 97% of the Company's revenues are derived from tests performed by the Company internally. The remainder of the Company's revenues is derived from other infrequently requested tests, which are often labor- intensive or require specialized testing equipment and are referred by the Company to more specialized reference laboratories.

         The Company performs both routine clinical tests and so-called "esoteric" tests at its Sacramento laboratory. Routine tests generally include clinical tests capable of being performed and reported within a 24-hour period, whereas esoteric tests include more complex and labor- intensive tests, generally requiring more sophisticated technology and a higher degree of technical skill and knowledge. The Company believes that there are approximately 1,250 tests available in the industry today, of which the Company considers approximately 50% to be routine. Routine tests include, among others, tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Of the approximately 120,000 tests the Company performed weekly, as of year end, the Company considered approximately 70% to be routine. Many of the routine tests offered are performed by sophisticated, computerized laboratory testing equipment. Physicians order esoteric tests when the information provided by routine tests is not specific enough or is not conclusive as to the existence or absence of disease or when a physician requires additional information. Esoteric tests, which often require manual techniques and more sophisticated equipment, can be quite complex and generally are carried out by a highly trained technician. As a consequence, esoteric tests are relatively higher priced. The number of esoteric tests continually increases as new medical discoveries are made although improved technology can also automate esoteric tests and, depending upon the volume of test requests, convert esoteric tests to routine procedures. Some examples of esoteric tests are immunoelectrophoresis, used for the diagnosis of auto immune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases.

         The Company is a "hybrid" provider, in that it provides testing services to both office-based physicians and acute-care hospitals. Generally, service requirements and expectations of hospitals greatly exceed those of office-based physicians, since hospitals ordinarily treat patients who are unquestionably ill whereas office-based physicians often see patients for routine examinations and for less serious illnesses. Clinical testing on behalf of acute-care hospitals requires extremely high levels of quality and service. The Company's standard turnaround time is three hours for most hospital tests, and the results of these tests generally reveal a much higher percentage of abnormalities than is encountered in other sectors of the clinical testing business. The Company believes that its office-based physician customers benefit from the hybrid nature of the Company's business, since they generally receive services that have been disciplined by the more stringent timing and quality requirements demanded by hospitals.

LABORATORY OPERATIONS

         As of February 29, 1996, the Company conducted its operations through two full-service laboratories in Sacramento and Burbank, 20 STAT laboratories and more than 200 patient service centers. Effective June 1996, the Company discontinued full-service operations in its Burbank laboratory and consolidated its operations with those of its Sacramento full-service laboratory, while maintaining expanded STAT capabilities at the Burbank facility. Patient service centers (which are often referred to as "draw stations") are facilities maintained by the Company, often in or adjacent to a medical professional building, staffed with phlebotomists and other personnel and at which patient specimens are drawn and stored pending pickup and delivery to the central laboratory. Samples for tests ordered by office-based physicians are generally drawn by phlebotomists at one of the Company's patient service centers, to which the patient is referred by the attending physician. Samples for tests ordered by the Company's hospital customers are drawn by hospital personnel. The Company maintains a fleet of service vehicles which collect specimens from each draw station at least twice daily, from five Sacramento hospitals approximately every 90 minutes, and from certain of the Company's office-based physician customers and hospitals periodically during the day. Although specimens arrive at the full-service laboratories throughout the day, the vast majority are received in the early evening.

         Upon arrival at the full-service laboratories, each specimen is logged for testing and billing purposes into the Company's computer system. Each specimen is labeled and is verified to be the correct type and quantity required for the requested tests. The tests are then performed on the specimens by the Company's technologists, and the results are entered into the Company's computer systems, either manually or directly through computer interface, depending upon the complexity and type of test and the type of equipment used to perform the test.

         Six of the Company's Sacramento-area hospital clients generally require a maximum three hour turnaround on ordered testing, and to service these customers the Company is equipped to perform tests on a STAT basis. The Company performs an average of approximately 225 physician-requested STAT tests each day at its Sacramento facilities, including blood cell counts and chemistry tests such as glucose analyses. The Company believes that this capability provides a competitive advantage in marketing its services to office-based physicians by enhancing the Company's reputation among such physicians.

REPORTING OF TEST RESULTS

         Rapid turnaround of test results is critical to the successful operation of any clinical laboratory. Accordingly, the Company strives to furnish test results to its customers in the most efficient and expeditious manner possible. For the fiscal year ended February 29, 1996, the Company reported or made available to its customers approximately 97% of all test results by 9:00 a.m. the next morning. The Company reports test results to its customers in the following ways:

o The Company has furnished electronic printers and telephone modems to some of the Company's largest (by testing volume) customers, enabling the Company to transmit test results to such customers by 9:00 a.m. the next day.

o The Company reports results to certain customers by courier, generally by 9:00 a.m. the next day.

o Results of STAT tests, as well as all testing results that exceed prescribed thresholds, are telephoned to physician-customers 24 hours a day immediately upon completion.

o Results of routine tests are incorporated into the Company's interactive Lab Line(TM) telephone system, which permits customers, using pre-assigned numerical codes, to access test results 24 hours a day over the telephone or to direct that test results be sent to a pre-arranged (or any other) facsimile machine. As of February 29, 1996, approximately 325 of the Company's physician - clients had enrolled in the program, which was introduced in 1992. The Company believes that Lab Line(TM) provides a significant marketing advantage for the Company over its principal competitors.

o Six of the 10 acute-care hospitals served by the Company generally require a three-hour turnaround on tests ordered by them. For two of these hospitals, the results of the tests performed by the Company, together with the results of tests performed by each hospital's own testing laboratory, are maintained and reported to the respective hospital computers by the Company's computers through interface software and are recorded directly in the patient records. For three of these hospitals, the results of the tests performed by the Company are interfaced directly into the hospital's laboratory information system thereby allowing for a real-time delivery of test results. For one of these hospitals, the results are transmitted via modem to a hospital-based printer.

QUALITY ASSURANCE

         The Company believes it has developed high standards for the provision of its testing services through quality assurance programs implemented at every level of the Company's operations. The Company has implemented quality assurance programs that are intended to ensure that specimens are collected and transported properly, tests are performed accurately, and client, patient and test information is reported, billed and filed correctly. The quality assurance programs include testing of specimens of known concentration or reactivity in order to ensure accuracy and precision of testing results, routine checks and preventive maintenance of laboratory testing equipment and administration of proficiency tests intended to ensure that only qualified personnel perform testing.

         The operations of the Company's Sacramento full-service laboratory and all of its STAT laboratories are each directed by Medical Directors, each of whom is a full-time pathologist who is Board-certified in anatomical and clinical pathology. The primary role of each Medical Director and the Company's other quality supervisory personnel is to review regularly the implementation of the Company's quality assurance programs.

         The Company participates in several voluntary independent proficiency testing programs. Under these programs, the testing authority submits pre-tested samples to a laboratory in order to measure the laboratory's test results against known proficiency test values. Such proficiency programs are conducted by groups such as the College of American Pathologists (the "CAP") and state and federal government regulatory agencies. The Company's Sacramento Medical Director, who is the former Deputy Director of the Western Region of the CAP, is responsible for ensuring the Company's continued accreditation under the CAP program and other voluntary and mandatory accreditation programs. The CAP accreditation program involves both periodic inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory seeks to attain or maintain accreditation. The CAP accreditation standards are more stringent than licensing standards set by state and federal regulatory agencies. The Company is also certified by Medicare and MediCal, holds all required California state licenses and is licensed by the federal government. See "--Government Regulation."

CLIENTS AND PAYORS

         The Company's principal customers are its approximately 8,500 office-based physician-customers, its 10 acute-care hospital customers and other HMOs and managed care entities. The Company receives payment for its services from these customers, as well as from patients and third-party payors such as insurance companies, HMOs, Medicare and MediCal. An important determinant of the profitability of all clinical laboratory testing companies, including the Company, is the percentage of its net revenues billed at wholesale rates. The Company's mix of billings over time will be influenced by, among other factors, regulatory developments, cost-containment efforts on the part of payors and the types of businesses conducted by laboratories acquired by the Company.

         Fees for clinical laboratory testing services rendered for physicians are typically charged on a fee-per-test basis and are billed to the physician, directly to the patient or to the patient's third-party payor, such as an insurance company, an HMO, Medicare or MediCal. Billings directly to patients are made at the Company's patient, or "retail," fee schedule. Billings to physicians are typically made at discounts from the Company's patient fee schedule. Third-party payors generally reimburse the Company according to their own fee schedules, which usually represent a discount from the Company's client fee schedule. The Company also has agreed to provide testing services to certain HMOs pursuant to capitated fee arrangements that provide for a fixed fee per member per month rather than fees for services actually performed. See "--HMOs."

         The following chart summarizes the percentage of net revenue contributed by each payor class:

                                             Year Ended February 28 (29),
                                         -------------------------------------
                                         1994             1995            1996
                                         ----             ----            ----
 Medicare  . . . . . . . . . . . .        25%              20%             19%

 Patient bill  . . . . . . . . . .        23               24              25
 Insurance . . . . . . . . . . . .        24               27              25
 Owner hospitals . . . . . . . . .         5                3               3

 Physician-client  . . . . . . . .         9               10              10
 MediCal . . . . . . . . . . . . .         8                9              11

 Managed care  . . . . . . . . . .         5                6               6
 Computer and courier  . . . . . .         1                1               1

 Non-owner hospitals . . . . . . .         -                -               -
                  Total  . . . . .       100%             100%            100%
                                         ----             ----            ----



         Hospital Customers. Approximately 4% of the Company's net revenue in fiscal 1996 was derived from clinical laboratory testing and information system management services provided to hospital clients. Hospitals affiliated with SACC and Sutter Health, Mercy Healthcare and Methodist Hospital, Sacramento (the Company's principal stockholders) accounted for approximately 1.5%, 2.0% and 0.5%, respectively, of such net revenue. While the mix of referrals to the Company by each hospital is different, the Company generally performs from 15% to 20% of the total tests required by these hospitals. The Company bills the hospitals for testing services on a fee-per-test basis in accordance with an agreed-upon price schedule. The Company also maintains an information system that interfaces with the hospital's computers and automatically records test results in patients' hospital records. Services rendered to these hospitals are provided pursuant to contracts originally entered into in 1986 and which have been extended to July 1997.

         Physicians. The Company currently provides clinical testing services to approximately 8,500 office-based physician clients. Services rendered as a result of referrals from physician clients (including those affiliated with HMOs and managed care entities) represented approximately 96% of the Company's net revenue in fiscal 1996. Fees for clinical laboratory testing services rendered for physicians are typically charged on a fee-per-test basis and are billed to the physician, directly to the patient or to the patient's third-party payor, such as an insurance company, an HMO, Medicare or MediCal. Billings directly to patients are made at the Company's patient, or "retail," fee schedule. Billings to physicians are typically made at discounts from the Company's patient fee schedule. Third-party payors generally reimburse the Company according to their own fee schedules, which usually represent a discount from the Company's patient fee schedule. Because California law prohibits physicians from marking up fees for laboratory services performed by others, the Company believes that California physicians will be inclined to choose among laboratory companies based on service rather than discounted prices.

         HMOs. The Company has agreements with several HMOs throughout the state under which the Company has agreed to provide testing services that may be required by the HMOs' members. The Company is compensated for these services on a capitated basis (i.e., a fixed fee per member per month). The aggregate number of members covered under such plans is approximately 800,000. Effective April 1, 1996, The Foundation Health Medical Group contract terminated. This contract covered 55,000 capitated lives in a closed system. The termination of this contract resulted in a decrease in net revenue of approximately $83,000 per month but an enhancement of pretax profit of approximately $50,000 per month. The remainder of the Foundation Health Medical Group contract remains in tact through other medical groups and IPAs.

SALES AND MARKETING

         The Company's full-time sales and marketing staff currently consists of 47 employees. The Company also employs 21 field service supervisors who maintain close contact with the Company's client base and who monitor the Company's physician relationships. The Company also maintains a staff of 43 customer service personnel to assist customers with questions regarding billing, testing results and related matters.

         The Company has developed detailed management information systems that monitor the performance of each sales person on a monthly basis. The Company's three regional sales managers receive bonuses only if the entire sales department for their region meets or exceeds an established quota on a quarterly basis. Each sales person must achieve a standard based upon actual new sales added on a monthly basis. Sales employees are paid a modest base salary, a car allowance, and commission based upon a percentage of new account revenue production on a twelve- month basis. Sales compensation arrangements are structured to reward salespersons who bring in new business accounts.

GOVERNMENT REGULATION

The Stark Bill and Other Restrictions on Self-Referral

         Section 1877 of the Social Security Act, commonly known as the "Stark Bill," which became effective January 1, 1992, generally prohibits the Company from billing for tests covered by Medicare if the physician ordering the test (or an immediate relative of such physician) has a direct or indirect ownership or investment interest in, or compensation arrangement with, the Company. Effective January 1, 1995, this prohibition also applies to preclude the Company from billing the Medi-Cal program for tests ordered by such physicians. Congress has considered legislation that would extend this prohibition to preclude the Company from billing for services rendered to any patient, and not just to Medicare or Medi-Cal patients, if the services were rendered on referral from a physician with a financial relationship to the Company, unless an exception applied. Ownership interests would include ownership of the Debentures or shares of Common Stock. It does not appear that there is an exception from the Stark Bill for which the Company qualifies.

         The Stark Bill requires the Company to provide the United States Department of Health and Human Services ("HHS") with the names and unique physician identification numbers of all physicians who have (or whose immediate relatives have) a direct or indirect ownership or investment interest in, or compensation relationship with, the Company. The Company is also required to identify the referring physicians on each of its claims for Medicare payment and to indicate whether the physician or the physician's relative has an ownership or compensation relationship with the Company.

         On August 14, 1995, the Secretary of HHS issued final regulations to those provisions of the Stark Bill which were effective January 1, 1992 ("Stark Regulations"). The Stark Regulations contain provisions which mirror the statutory reporting requirements described above.

         The Company does not bill the Medicare and Medi-Cal programs for laboratory testing referred by physicians whom the Company knows to be Company stockholders. However, the Company cannot identify all of the beneficial owners of its stock, since most beneficial owners prefer to hold their shares in their brokers' names. As the Debentures were issued in a private offering to certain institutional investors, the Company does not believe that any of the Debentures are held by physicians.

         The Company has implemented a program to identify referring physicians who are stockholders of the Company by asking such physicians to indicate whether they own any Common Stock on Company-provided test requisition forms. There can be no assurance that any physicians will comply with the Company's request or accurately represent ownership of any Common Stock. Because the Company's Common Stock is traded publicly, it may not be possible fully to comply with the Stark Bill on an ongoing basis.

         Individuals or entities who are found to have violated the Stark Bill may be subject to severe monetary civil penalties and possible exclusion from the Medicare and Medi-Cal programs. Items or services which are billed and paid for in violation of the Stark Bill are subject to refund.

         In 1993, the California legislature enacted Assembly Bill 919, generally known as the Speier Bill. The Speier Bill, which took effect on January 1, 1995, generally prohibits the Company from billing for laboratory tests if the physicians ordering the test (or an immediate relative of the physician) has a direct or indirect ownership or investment interest in, or compensation agreement with, the Company. Unlike the Stark Bill as presently enacted, the Speier Bill applies regardless of who will pay for the ordered service. Therefore, the Company is generally not able to bill third-party payors for service performed on referral from financially related physicians, even if the service is not to be paid for by Medicare or Medi-Cal.

         Prior to certain amendments in 1995, the Speier Bill provided an exception for a financial relationship which, among other requirements, consists solely of stock ownership in a publicly traded corporation with more than $100 million in gross assets. Under that exemption, the Company believed that the Speier Bill prohibitions would not apply to referrals it received from physicians whose only financial relationship with the Company is through their ownership of the Company's Common Stock. In 1995, however, this exception was amended to parallel the Stark Bill exception for ownership of publicly traded investments. The amended exception permits ownership of corporate investment securities by a referring physician, if, among other things, the securities are traded on a licensed securities exchange or NASDAQ and the corporation has at the end of the corporation's most recent fiscal year or on average during the previous three fiscal years, stockholder equity exceeding $75 million.

         It does not appear that the Company qualifies for this or any other exemption under the Speier Bill. Thus, the Company has adopted a policy not to bill for laboratory testing referred by physicians whom the Company knows to be Company stockholders.

         In 1995, the Speier Bill also was amended to provide an exception for a one-time sale of a practice or property or other financial interest between a licensee and the recipient of the referral if the sale or transfer is (i) for commercially reasonable terms and (ii) the consideration is not affected by either party's referral of any person or the volume of services provided by either party.

         Under the Speier Bill, a physician who received price discounts on clinical laboratory services the physician purchases from the Company may be considered to be financially related to the Company. The impact of this provision requires further clarification, as does the meaning of the term "discount" in this context. However, this provision may prevent the Company from billing for services provided to persons who are referred to the Company by physicians who purchase discounted clinical laboratory services from the Company. Currently, approximately 10% of the Company's net revenues are derived from selling laboratory services to physicians at a discount from the Company's standard prices. Physicians who receive such discounts generally refer their Medicare patients directly to an independent clinical laboratory such as the Company for laboratory services, since physicians are generally prohibited by law from billing the Medicare program for laboratory testing that is actually provided by an independent clinical laboratory. This feature of the Speier Bill parallels proposed revisions to the Stark Bill previously considered by Congress. Under these proposed Stark Bill revisions, the Company could not bill for services provided to Medicare and Medi-Cal patients on referral from physicians who purchased laboratory services from the Company at less than fair market value. To date, the Company is unaware of any guidance issued by California regulatory or judicial authorities which clarifies the meaning of the Speier Bill's apparent prohibition on billing for services rendered on referral from physicians who receive price discounts from the Company. In a related context, the California Attorney General and the Laboratory Field Services Division of the California Department of Health Services have opined that the term "discount" does not include price reductions which are passed along from physician to consumer. California law currently requires physicians to extend the benefit of discounted laboratory pricing to their patients.

Prohibitions on Mark-up of Laboratory Services

         Clinical laboratories (including those in hospitals), physicians, hospitals and certain other health care providers in California are subject to
Section 655.5 of the California Business and Professions Code. This statute, which became effective January 1, 1993, prohibits those subject to its provisions from marking up charges for any clinical laboratory services not actually rendered by the clinical laboratory, physician or other health care provider, unless the additional charge is for a service actually rendered to the patient by the person billing for the service and is itemized in the bill. Further, this statute requires that if a person subject to the statute other than a hospital or other health facility bills for clinical laboratory services actually rendered by another provider, the bill must clearly indicate the name and address of the laboratory that actually performed the services, that laboratory's charges to the person billing for the services, and whether or not the performing laboratory's charges are included in the bill submitted to the patient or third-party payor.

         Effective July 1, 1994, Section 655.5 requires the Company to provide a fee schedule (a) to referring providers on request, and (b) to referring physicians or to potential referring providers whenever a list of laboratory services is furnished to the referring provider or potential provider.

Fraud and Abuse Laws

         Clinical laboratories participating in the Medicare and Medicaid programs (including California's Medi-Cal program), are subject to a wide variety of laws intended to eliminate the effects of fraud and abuse on these programs. These laws include prohibitions on: (a) submitting false claims or false information to the programs; (b) deceptive or fraudulent conduct; (c) the provision of excessive or unnecessary services, or services at excessive prices; and (d) inducing the referral of program patients through the offer or receipt of remuneration, a prohibition often referred to as the "antikickback statute." Penalties for violation of these federal laws include exclusion from participation in the Medicare and Medicaid programs, asset forfeitures, civil monetary penalties and criminal penalties. Civil penalties for a wide range of offenses may include fines of up to $2,000 for each item or service plus twice the amount claimed for such service, and exclusion from participation in the Medicare and Medicaid programs. These provisions have been liberally interpreted and aggressively enforced by the relevant enforcement authorities. The detection and punishment of health care fraud and abuse has recently been elevated to one of the highest priorities of the United States Department of Justice. In addition, the federal "whistleblower" statute permits private litigants to bring a "qui tam" action on behalf of the United States government in connection with the submission of allegedly false claims. The Department of Justice is required to investigate claims raised by such qui tam litigants, who are entitled to receive a percentage of any recoveries obtained in the action they initiate.

         The governmental and third-party payor reimbursement system for clinical laboratory services is complex and subject to variances among payors and to variances in interpretation of billing regulations and guidelines. In recognition of this, the Company engages in ongoing review of its billing practices. In this regard, the Company has engaged counsel to assist the Company in developing a compliance program meeting the requirements of the applicable federal guidelines.

         The Office of Inspector General ("OIG") of the Department of Health and Human Services, one of the federal agencies responsible for enforcing the laws against fraud and abuse, has asserted that the antikickback statute is violated by various practices which the OIG believes are common in the clinical laboratory industry. These practices include installment payments and earn-out provisions under agreements for the acquisition of physician owned laboratories, inducing the ordering of unnecessary tests through test requisition form design or test pricing to physicians, and "unbundling" a package of generally automated tests to secure higher reimbursement.

         In October 1994, the OIG issued a Special Fraud Alert entitled "Arrangements for the Provision of Clinical Lab Services." The Fraud Alert listed a number of practices which may violate the antikickback statute, including the provision of computers and fax machines to physicians, free laboratory testing for healthcare providers, their families and employees, collection of bio-hazardous wastes from physician's offices unrelated to the collection of specimens by the laboratory, waiver of charges to managed care patients, and other examples.

         California law also prohibits payments being made to physicians by clinical laboratories as compensation or inducement for referrals of patients or test specimens, regardless of the source of payment for such testing. Laboratories which violate the California antikickback laws may be subject to loss of licensure and substantial fines. In addition, a provider convicted under such laws would be excluded from participation in the Medicare and Medicaid programs. The Company believes that it does not violate these requirements.

         The "Health Insurance Reform Act of 1996" is currently in conference in Congress and contains significant changes in the scope, enforcement and penalties for violations of the federal fraud and abuse laws, including programs to combat health care fraud, and increases in penalties for violations. It is too early to tell whether this legislation will pass and be signed by the President.

Quality Assurance

         CLIA 1967 and 1988. The Clinical Laboratory Improvement Act of 1967 ("CLIA 1967") provides for the certification and regulation by HHS of certain clinical laboratories, including those operated by the Company. The Clinical Laboratory Improvement Amendments of 1988 ("CLIA 1988") subjects virtually all clinical laboratories to the jurisdiction of HHS by establishing national standards for assuring the quality of laboratory performance. The Health Care Financing Administration within HHS ("HCFA") issued final regulations applicable to all laboratories certified under CLIA 1967, which became effective in 1990 and 1991. The regulations also included self-implementing requirements of CLIA 1988.

         HCFA has published several sets of final and proposed regulations to implement CLIA 1988. Final regulations include those setting national performance standards and establishing enforcement procedures and penalties. The Company believes that it is in compliance in all material respects with CLIA 1967, CLIA 1988 and all final regulations thereunder.

         Although the CLIA 1988 requirements are expected to be phased in over a period of several years, CLIA 1988 could have a substantial effect on the laboratory testing industry. The recently issued regulations will establish standards for the day-to-day operation of laboratories, and subject large numbers of previously exempt facilities to government regulation for the first time. Among the classes of laboratories that may be most affected by the implementation of CLIA 1988 are those laboratories located in physicians' offices. While CLIA 1988 establishes categories of laboratories for which compliance with the national standards will be waived and new regulations except certain microscopy tests performed by physicians for their own patients from certain provisions of the regulations, the Company believes that many physician-office laboratories will choose to cease operation or to be acquired by an independent laboratory rather than assume the expense and administrative burden of complying with these quality standards. The Company further believes that compliance with the new law should not pose a significant burden on the Company because the Company is already subject to comprehensive regulation.

         During the past year, HHS has also proposed or adopted various rules which will ease some of the administrative burden of complying with CLIA. On September 13, 1995, HHS proposed new criteria to categorize specific laboratory tests as waived from certain requirements of CLIA. As a result, it is expected that more tests will be approved for waiver for use by laboratories. On September 15, 1995, HHS proposed a new subcategory of moderate procedures to be called accurate and precise technology ("APT") tests, which would be subject to less stringent requirements. Under the Alternative Quality Assessment Survey, HCFA has extended the period between CLIA on-site surveys to four years with self-assessments in certain situations where the laboratory has received good results from an on-site survey. These developments would be helpful to physician office laboratories in reducing the administrative burden of complying with CLIA.

         In April 1995, House Ways and Means Committee Chairman Bill Archer introduced H.R. 1386, Clinical Laboratory Improvement Act Amendments of 1995, which would generally exempt physician office laboratories from CLIA 1988. Similar legislation (S. 877) has been introduced in the Senate. As of May 30, 1996, H.R. 1386 rolled over into the 1996 session. The last action on the bill was its referral to the Committee on Commerce. It now has 118 cosponsors, including 10 Representatives from California. S. 877 also rolled over into the 1996 session, and the last action was its referral to the Committee on Labor and Human Resources on January 24, 1996. If such legislation is passed, it would be expected that physicians would operate physician office laboratories and not use independent clinical laboratories for testing, which may adversely impact the business of the Company.

         The American Medical Association supports federal legislation which would repeal the application of CLIA to physician office laboratories.

CLIA Enforcement

         HCFA will enforce its regulations by periodic, often unannounced, inspections. Laboratories subject to these regulations also have to process certain proficiency testing samples to ensure that the laboratory properly performs testing. The Company has passed all such proficiency tests to date. Currently any failure to pass an inspection or meet the requirements of the proficiency testing program could result in denial or cancellation of the laboratory's approval to receive Medicare payments and/or the suspension, revocation, or limitation of its license to engage in interstate commerce. Any of these failures could result in the laboratory's losing its right to perform certain types of testing, cancellation of the laboratory's approval to receive Medicare payments for its services, or its being subjected to civil money penalties, on-site monitoring or a plan of correction.

         The OIG Work Plan for 1996 provides that the OIG will determine how HCFA is enforcing CLIA and any recommendations for improvements. At HCFA's request, the OIG will assess the extent that cytotech workload records may be falsified and the reliability of procedures in workload recordkeeping.

Certification and Licenses

         The federal government and the State of California impose various certification and licensure obligations on clinical laboratory companies such as the Company. The applicable certification and licensure programs establish standards for the day-to-day operation of a clinical laboratory including, among other things, the training and skills required of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors representing the appropriate federal or state regulatory agencies. In addition, federal and state law mandates proficiency testing, which involves testing of control and comparison of actual results with established standards. The Company believes it has all federal and state licenses, certifications and permits necessary to conduct its business as a clinical laboratory. The Company's laboratories are certified under the Medicare and Medi-Cal programs. The Company's laboratories are certified under CLIA 1988. Licensure is also maintained for the Company's laboratories under the laws of the State of California.

Other Regulations

         Infectious Waste. Certain federal and state laws govern the handling and disposal of infectious and hazardous wastes. Although the Company believes that it is currently in compliance in all material respects with such federal and state laws, failure to comply could subject the Company to fines, criminal penalties and/or other enforcement actions.

         Protection of Workers. Pursuant to the Federal Occupational Safety and Health Act, laboratories have a general duty to provide a workplace to their employees that is safe from hazard. Over the past years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA has adopted regulations applicable to protection of workers from blood-borne pathogens. Failure to comply with any final standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe workplace could subject an employer, including a laboratory employer, to substantial fines and penalties. The Company believes that it is in compliance in all material respects with applicable OSHA requirements.

Health Care Reform

         The entire health care industry is undergoing significant change. While all third party payors are attempting to increase their control over the cost, utilization and delivery of health care services, budgetary pressure on the federal and state governments has led to calls for significant cutbacks in reimbursement under the Medicare and Medicaid programs. Reductions in the reimbursement rates of other third- party payors are also occurring. The Company cannot predict the effect health care reform or changes in reimbursement practices may have on the

Company's business if enacted or implemented, and there can be no assurance that such reforms or practice changes would not have a material adverse effect on the Company.

Cost Containment Programs

         Medicare/Medi-Cal Reimbursement

         Fees for laboratory testing services to be reimbursed by Medicare or Medi-Cal are required to be billed to Medicare or Medi-Cal directly and the provider is required to accept Medicare or Medi-Cal reimbursement as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing performed for Medicare beneficiaries (excluding hospital in-patients). State Medicaid programs are prohibited from paying more than the amount stipulated by the Medicare fee schedule for testing on behalf of Medicaid beneficiaries. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Medicare reimbursement rates for clinical laboratory testing have subsequently been reduced several times pursuant to Congressional mandate. A ceiling on payments to laboratories, commonly referred to as the "national cap" amount, became effective in 1986. The national cap was initially set at 115% of the nationwide median of local fee schedule rates for each test. Effective April 1, 1988, January 1, 1990, and January 1, 1991, the national cap was reduced to 100%, 93% and 88%, respectively, of the local fee schedule medians. The Omnibus Budget Reconciliation Act of 1993 reduced the national cap for 1994, 1995, 1996 and thereafter to 84%, 80% and 76%, respectively of the local fee schedule medians. In addition, for approximately 25 commonly performed tests, the fee schedules were reduced by 8.3% on April 1, 1988. The reductions in Medicare reimbursement rates described above have been offset to some extent by increases in both the national cap and local fee schedules tied to the Consumer Price Index ("CPI"). Laboratory fee increases tied to the CPI have been limited to 2% for each of the years 1991, 1992 and 1993, and were eliminated entirely for fiscal 1994 and 1995 but were reinstated for 1996. The effect of reduced reimbursement rates on the Company's revenues to date has been significant.

         In November of 1994, the Health Care Financing Administration issued a proposal to change Medicare policies concerning reimbursement for blood chemistry profiles. The proposed changes would expand the list of tests that are considered to be parts of automated panels. If adopted, such a proposal could have an adverse effect on the Company's revenues. Another proposed change would require laboratories performing certain automated blood chemistry profiles to obtain and document the medical necessity of each test included in each profile test performed for a Medicare beneficiary. If such a requirement were to be implemented, the Company (and laboratories generally) would incur significant additional costs associated with compliance. In addition, such a change could result in more unreimbursed testing, since the necessary information may not always be available from physicians to permit the Company to file valid claims with Medicare. The Company cannot predict when or if these proposals will be adopted. If enacted, such provisions could have a material adverse effect on the Company.

         The California Department of Health Services ("DHS") has in a number of laboratory audits asserted that the Medi-Cal program is required to pay no more for testing than the lowest amount which a laboratory charges any of its physician customers. A California appellate court recently upheld this position. The California DHS has not made such a challenge to the Company to date. Because the Company's payments from the Medi-Cal program do not substantially exceed its charges to physicians, it does not expect that its financial results would be adversely affected as a result of a successful assertion of this position by the California DHS.
Reimbursement received by the Company from the Medi-Cal program represented approximately 11% of the Company's net revenue during its last fiscal year.

         Proposed Changes to Medicare/Medi-Cal Reimbursement

         Several proposals have been made in recent years which could reduce the level of Medicare reimbursement received by the Company.

         A recent General Accounting Office Report would seek to equalize profit rates on laboratory services provided to Medicare beneficiaries and all other patients. The GAO concluded from its study that Medicare payment policies overcompensate clinical laboratories because they provide profit rates from Medicare which substantially exceed the laboratories' overall profit rates. In January 1990, and again in January of 1995, the OIG called for legislation that would permit Medicare to receive the benefit of discounts furnished to physicians and other so-called "wholesale" accounts.

         Another set of proposals, if enacted, would reimburse clinical laboratory testing services as part of a larger "bundle" of healthcare services. An October 1990 OIG monograph concluded that elimination of separate Medicare reimbursement for clinical laboratory testing would reduce Medicare expenditures. Under the OIG's "laboratory roll in" proposal, physicians would be reimbursed an additional amount for each office visit they had with a Medicare beneficiary. The physician would be responsible for paying for the laboratory services out of this sum, and would presumably seek favorable pricing arrangements. In addition, Congress has directed HHS to study and report on the advisability of adopting certain "bundled" payment systems for reimbursement of services provided by hospital outpatient departments. These payment systems could be applied to other outpatient sites, including independent clinical laboratories, at some point in the future. Such proposals, if enacted, could have a material adverse effect on the Company's net revenue.

         The California DHS has discussed negotiated laboratory service contracting for the Medi-Cal program as a means of reducing Medi-Cal expenditures for laboratory testing. For many testing procedures, a laboratory holding such a contract would be the only laboratory in its area which Medi-Cal would compensate. Non-contracting laboratories could still perform and receive compensation only for those tests not included within the contracting program. California currently has the statutory authority to implement such a program, but has not done so. On April 2, 1993, the California DHS released its revised Strategic Plan for Medi-Cal Managed Care to expand managed care access to Medi-Cal beneficiaries. Under this plan, the California DHS would contract with only two managed care plans for each of specified regions of the state. A pilot program is currently in place in Sacramento County, and in 13 additional counties. It is unclear how Medi-Cal managed care will affect the Company. However, the Company's fee-for-service business has always made a higher contribution to its operating margins than its managed care business.

         Medicare/Medi-Cal reimbursement accounted for approximately 30% of the Company's net revenue in fiscal year 1996, and a substantial reduction in Medicare/Medi-Cal payments to the Company could have a material adverse effect on its operating results.

         Non-Governmental Efforts.   In an effort to control costs,
non-governmental health care payors may implement cost containment programs which could adversely affect the Company's net revenue. For example, persons enrolled in prepaid health care plans often do not have free choice as to where they obtain laboratory services. Rather, the health plan may provide laboratory services directly or contract with laboratories at favorable rates and require its enrollees to obtain service only from such contracted laboratories. Some insurance companies and self-insured employers also limit service to contracted laboratories. To the extent such "closed" payment systems become more common in the future and payors operate their own laboratories or the Company is unable to obtain contracts to provide service or must discount its services to obtain such contracts, the Company's results of operations could be materially adversely affected. In fiscal 1996, 6% of the Company's net revenue was derived from closed payment systems.

COMPETITION

         The clinical laboratory testing industry in California is characterized by intense competition. The Company faces competition from numerous independent clinical laboratories, physician-owned laboratories and hospital laboratories. Some of the Company's competitors operate on a regional or nationwide basis and are larger and have substantially greater financial resources than the Company.

         The Company competes primarily on the basis of quality and service, with a particular emphasis on accurate and rapid reporting of test results and responsiveness to customers. Some of PCL's competitors compete on the basis of discounted price and, as the Company has expanded into areas beyond Sacramento, it increasingly has been exposed to such competition. The Company seeks to be the most cost-effective producer wherever it competes, and believes that it will be able to compete in markets where price is an important determinant in laboratory selection. The Company's growth strategy may take it into markets where competitive pressures may differ from those in its current service areas.

EMPLOYEES

         As of May 31, 1996, the Company employed approximately 1,190 people in the operation of its business. This total consists of approximately 982 full time and 208 part time employees. Of such 1,190 employees, 162 were certified medical technologists.

ITEM 2.  PROPERTIES

         The Company's executive offices and all of its laboratories are located in facilities held under operating leases expiring over varying periods. The Company's patient service centers are also held under leases expiring in one to ten years, many of which provide for renewal options. See
Note 6 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         There are several material pending legal proceedings against the Company. As previously disclosed in the Company's Form 10-Q Reports for the quarters ended August 31, 1995 and November 30, 1995, a dispute has arisen between the Company and Medical Group Pathology Laboratory, Inc. ("MGPL"), the seller of the Santa Barbara facility which the Company acquired in 1992 (the "Acquisition"), relating to the payment obligations under the Agreement of Purchase and Sale of Assets between the Company and MGPL. The Company and MGPL have been unable to reach successful negotiations with respect to this matter. On November 8, 1995, MGPL commenced an action (the "Litigation") against the Company in the Superior Court of the State of California, Santa Barbara County, captioned Medical Group Pathology Laboratory, Inc. v. Physicians Clinical Laboratory, Inc. (Case No. 210318). The complaint alleges breach of the promissory note executed by the Company in connection with the Acquisition and failure to pay amounts due thereunder equalling $1,169,505 plus interest and late fees, and seeks compensatory damages in the amount of sums allegedly due, in addition to unspecified general damages and attorney's fees. In December, 1995, a default was entered against the Company in the Litigation. The Company was able to have the default set aside before a judgment was entered in connection therewith, and on May 27, 1996, the Company has entered into a 30-day standstill agreement with MGPL pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to MGPL by the Company under the Agreement of Purchase and Sale of Assets between the Company and MGPL in connection with the Acquisition. While the standstill agreement has expired, the Company believes that it is likely that a permanent settlement will be entered into between the parties in the near future. However, the Company has no substantive defenses to the Litigation.

         On June 20, 1996, suit was filed against the Company in the Superior Court of Sacramento under the caption Maintenance Management Corporation v. Physicians Clinical Laboratory, Inc., Case No. 96AS03171. This lawsuit relates to a management contract entered into among the Company and the plaintiff therein, and alleges breach of contract and fraudulent and negligent misrepresentation. The complaint seeks compensatory damages in excess of $3.0 million, interest and expenses, as well as exemplary damages. However, based upon the facts presently known to the Company, it does not believe that the merits of these claims, if any, justify the amount of damages sought, and the Company does not believe that this lawsuit, if adversely determined, would have a material adverse effect on the financial condition of the Company.

         A number of separate lawsuits have been filed against the Company by former employees alleging mainly discriminatory and/or wrongful discharge related to the termination of their employment by the Company. These lawsuits are in various stages of litigation. The Company intends to defend vigorously against these actions, and does not expect these matters, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

         In addition, the Company is in default with respect to several of its other outstanding obligations and is generally having difficulty meeting its obligations to various creditors, as a result of which several of such creditors have filed lawsuits against the Company. The Company has no substantive defenses to most of such matters.

         The lessor of the Company's Burbank facility currently contends that the Company is in default with respect to approximately $135,000 under the lease of the Burbank facility, which amounts represent previously deferred rent accrued during 1994. The Company disputes the lessor's contention that such amount is currently due. On July 10, 1996, the lessor threatened to file a lawsuit against the Company if the Company failed to pay such amount. The Company is currently negotiating with the lessor to reach a settlement with respect to this issue, and the Company expects to reach such a settlement in the near future.

         To date, the Company has not experienced any significant liability with respect to such claims, except as disclosed in Note 12 of Notes to Financial Statements.

         The Company maintains property, casualty, liability and other types of insurance on various aspects of its business and properties. The Company believes, based on its past experience, that its insurance coverage is adequate for its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not hold its annual meeting and did not submit any matters to a vote of security holders during the fiscal year 1996. Accordingly, each Director whose term was to expire in 1995 will continue to serve until his successor is elected.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

                               MARKET INFORMATION

         The Company's Common Stock was traded over-the-counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market System under the symbol "PCLI". On October 13, 1995, the Company was notified by the Nasdaq Stock Market Listing Qualification Committee (the "Listing Committee") that the Company's common stock would be removed from listing on the Nasdaq National Market but will be listed on the Nasdaq SmallCap Market due to the Company's inability to satisfy the Nasdaq National Market's net tangible assets requirement. The Company had been granted a temporary exception to the Nasdaq National Market's net tangible asset requirement, which exception expired on October 12, 1995. The Company's common stock began to trade on the Nasdaq SmallCap Market on Monday, October 16, 1995. On October 25, 1995, the Listing Committee determined not to extend certain exceptions to the applicable listing requirements, and the Company's common stock was removed from trading on the Nasdaq SmallCap Market. The Company's common stock currently trades in the over-the-counter market. The following table sets forth the range of high and low reported sale prices per share for the fiscal periods indicated, and reported on the Nasdaq National Market System and the Nasdaq SmallCap Market, as applicable. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                      PRICE RANGE
                                                    OF COMMON STOCK


                                                    LOW        HIGH
                                                    ---        ----
  YEAR ENDED FEBRUARY 28, 1995:
First Quarter     . . . . . . . . . . . . . . . . . 7 3/4      11 1/4
Second Quarter    . . . . . . . . . . . . . . . . . 8 3/4      12 1/4
Third Quarter     . . . . . . . . . . . . . . . . . 9 3/4      13 1/16
Fourth Quarter    . . . . . . . . . . . . . . . . . 8 3/4      11 1/2

  YEAR ENDED FEBRUARY 29, 1996:
First Quarter     . . . . . . . . . . . . . . . . . 5 3/4      10 1/4
Second Quarter    . . . . . . . . . . . . . . . . . 2 3/8       6 3/4
Third Quarter     . . . . . . . . . . . . . . . .     1/4       3 1/4(1)
Fourth Quarter    . . . . . . . . . . . . . . . .     5/16(1)   2 3/8(1)

         On July 15, 1996, the reported closing sale price per share was 11/16.





__________________________________

(1)  Reflects high and low reported bid price in the over-the-counter market.

                                    HOLDERS

         The number of holders of record of the Company's Common Stock as of July 15, 1996 was 185.


                                   DIVIDENDS

         The Company has not paid dividends to its shareholders since it became a public company. The Company is subject to restrictions in the Credit Agreement, which currently forbid payment of dividends. Based on the Company's current financial situation, the Company is unable to pay dividends to its shareholders.


                      CERTAIN CORPORATE GOVERNANCE MATTERS

         Pursuant to Section 2115 of the California General Corporation Law, as amended to date, certain provisions of California law are applicable to a corporation not incorporated in California (a "foreign corporations") if such foreign corporation has more than one-half of its business conducted in California (determined by certain property, payroll, and sales factors) and more than one-half of its outstanding voting securities held of record by persons having addresses in California (excluding "street name" shares except in certain circumstances). Section 2115 provides that if a foreign corporation, such as the Company, meets the foregoing criteria, then provisions of the California law relating primarily to shareholders' voting rights, corporate distributions, and the election, removal and indemnification of officers and others, will apply to such corporation "to the exclusion of the law of the jurisdiction in which it is incorporated." The purpose of this law is to afford certain protections to California creditors and shareholders of foreign corporations that have specified minimum contacts in California. The applicability of Section 2115 to foreign corporations is to be redetermined annually, and the provisions of Section 2115 will cease to apply if the specified criteria are not met. In addition, Section 2115 does not apply to a corporation which has outstanding securities listed on the New York Stock Exchange or the American Stock Exchange, or to a corporation which has outstanding securities designated as qualified for trading as a national market security on the Nasdaq Stock Exchange if such corporation has at least 800 holders of its equity securities as of the record date of its most recent annual meeting of shareholders.

         The Company currently has more than one-half of its business conducted in the State of California, and, as of July 15, 1996, over 50% of the Company's common stock is held of record in California. Accordingly, the Company believes that it presently meets the tests for application of Section 2115. As the Company's common stock was removed from listing on the Nasdaq National Market as of October 16, 1995, the Company is no longer exempt from the provisions of Section 2115. Under the transition provisions of the law as applied to the Company, the Company believes that it will become subject to
Section 2115 on March 1, 1997. Among the provisions of the California General Corporation Law that Section 2115 would therefore purport to be applicable to the Company or Bylaws, is the provision that gives stockholders the right to cumulative voting in the election of all Directors and the provision that provides for the election of Directors at each annual meeting of stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

         The selected financial data presented below at February 28 or 29, 1992, 1993, 1994, 1995 and 1996, and for each of the five fiscal years in the period ended February 29, 1996, have been derived from the audited financial statements of the Company. The financial statements of the Company at February 28 (29), 1995 and 1996 and for each of the three fiscal years in the period ended February 29, 1996, together with the notes and the Auditors' reports of Arthur Andersen LLP, are included elsewhere in this Annual Report. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                                                Fiscal Year Ended February 28 (29),
                                                   ---------------------------------------------------------
                                                   1992        1993         1994         1995          1996
                                                   ----        ----         ----         ----          ----

                                                          (In thousands, except ratios and per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue                                     $ 27,472     $ 40,685     $67,795     $ 111,111    $  90,392

Direct laboratory costs                           10,179       13,676      21,821        35,335       31,881


Laboratory support costs                           4,482        7,310      13,652        24,741       26,509
                                                --------     --------     -------     ---------    ---------
Laboratory profit                                 12,811       19,699      32,322        51,035       32,002

Selling, general and administrative                5,822        7,970      17,008        26,627       27,739
Provision for doubtful accounts                      835        1,586       2,502         4,319       30,539
Depreciation, amortization and write-down
  of intangible assets                             1,745        2,624       4,797         9,881       36,327

Credit restructuring costs                           --           --           --          --          4,904
Non-recurring acquisition
  integration expense                                --           --           --         9,250          --
                                                --------     --------     -------     ---------    ---------
Operating income (loss)                            4,409        7,519       8,015           958      (67,507)
Interest expense                                    (874)      (1,012)     (2,981)       (9,013)     (12,899)

Non operating income (expense), net                   33         (155)        299           270         (322)
Litigation settlement                                --           --         (792)          --           --
                                                --------     --------     -------     ---------    ---------
Income (loss) before income taxes                  3,568        6,352       4,541        (7,785)     (80,728)

Provision (benefit) for income taxes                 --         2,800       1,831        (2,189)      (1,543)
                                                --------     --------     -------     ---------    ---------
Net income (loss)                                               3,552       2,710       (5,596)      (79,185)
                                                             ========     =======     =========    =========
Pro forma income taxes (1)                         1,427
                                                --------
Pro forma net income (1)                           2,141
                                                ========
Pro forma net income per share (1)              $   0.49
                                                ========
Net income (loss) per share                                  $   0.72     $  0.44     $   (0.93)   $  (13.13)
                                                             ========     =======     =========    =========
Pro forma weighted average common
  shares outstanding                               4,383
                                                ========
Weighted average common shares
  outstanding                                                   4,919       6,220         6,013        6,030
                                                             ========     =======     =========    =========
Ratio of earnings to fixed charges (2)             5.05x        7.28x       2.52x         0.14x          N/A

Dividends declared per share                                 $      0     $      0    $       0    $       0
BALANCE SHEET DATA:

Working capital                                 $  1,547     $   (479)    $ 9,861     $  17,243    $(134,491)
Total assets                                      16,676       42,784      78,813       158,044       92,852
Total long-term indebtedness                       6,557        9,381      46,703       114,397        3,570

Stockholders' equity                               4,429       17,302      19,992        14,548      (63,173)

___________________

(1) Pro forma reflects the reorganization of the Company effective August 1, 1992 as if it had occurred on March 1, 1987 with respect to the related adjustments for income taxes.

(2) For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Annual Report.

BACKGROUND

         The Company was incorporated in April 1992 to succeed to the business of the Predecessor Partnership, which was formed in 1986 to perform a portion of the laboratory testing required by three Sacramento-based hospital groups. Together with a group of individual pathologists, the three hospital groups formed the Predecessor Partnership which acquired the assets of a reference laboratory.

         The Predecessor Partnership incurred expenses in excess of revenues in each of its fiscal years through fiscal year 1990. In the fourth quarter of fiscal year 1990, the Company commenced implementation of a program designed to increase revenues both through internal growth and acquisitions, and to improve profitability by enhancing operating efficiencies. Since the fourth quarter of fiscal year 1990, the Company has restructured its sales and marketing function, established a field service organization dedicated to supporting customer relations, and opened or acquired more than 140 new patient service centers. During this period, the Company also implemented a variety of measures designed to improve operating efficiencies and completed 27 acquisitions. The Company's net revenue increased from $27.5 million to $111.1 million (approximately 304%) from fiscal 1992 to fiscal 1995, and declined from $111.1 million to $90.4 million (approximately 23%) from fiscal 1995 to fiscal 1996. Operating margins have declined from 16.1% in fiscal 1992, to 0.9% in fiscal year 1995, and to (73.1%) in fiscal year 1996.

         In April 1994, the Company completed its acquisition of the California laboratory operations of Damon. This acquisition increased the Company's net revenue and testing volume by approximately 51% and 71%, respectively. The Company integrated the Damon operations into the Company's existing business through the establishment of a regional laboratory in Burbank. The cost of integration of the acquisition of Damon's California operations was approximately $9.3 million (primarily for redundant payroll, facility and outside services costs) for the fiscal year ended February 28, 1995. This amount is included in the Company's Statements of Operations in nonrecurring acquisition integration expense.

         As a result of delays in the integration of certain of the Damon operations, declining reimbursements from insurance payers, Medicare and MediCal and billing and collection problems, the Company began to experience severe cash flow problems in the second half of fiscal 1995. The Company failed to make the March 31, 1995 principal and interest payment under the Company's Credit Agreement and the due date was extended by the Bank Group to April 24, 1995. When the April 24, 1995 due date was not met, the Bank Group notified the Company that it was in default of the credit agreement (see Note 4 of Notes to Financial Statements). The Company and the Bank Group entered into the Third Amendment to the Credit Agreement on May 10, 1995. In connection with the Third Amendment to the Credit Agreement, the Bank Group required Sutter Health to provide a guarantee of the Company's borrowings under the credit agreement in the amount of $3,500,000. Sutter Health provided that guarantee on May 10, 1995 (the effective date). In exchange for the guarantee, Sutter Health received warrants to purchase up to 1,500,000 shares of the Company's stock at prices ranging from $4.2219 to $5.1266 per share. The Third Amendment to the Credit Agreement provided a waiver of the conditions of default and revised certain financial covenants. Upon the announcement of the Company's fiscal year 1995 results of operations, the Company was out of compliance with several of the revised financial covenants. The Third Amendment provided for automatic acceleration of payments in the event of default without notice of any kind by the Bank Group. As such, all loans under the Credit Agreement were due and payable immediately.

         On July 31, 1995, the Company entered into another amendment to the Credit Agreement, which modified the schedule under which principal amortization payments and interest payments are to be made by the Company, and provided adjustments to various financial covenants, among other things. The Company has been in default since September of 1995 with respect to payments of principal and interest and certain covenants under the Credit Agreement with respect to approximately $83 million of secured indebtedness. See "Item 1. Business -- Recent Developments -- Fourth Amendment to Credit Agreement."

         The Company failed to make two interest payments each in the amount of $1.5 million due on August 15, 1995 and February 15, 1996, respectively, in respect of its Debentures. Even though the Debentures have not been accelerated, the Trustee under the Indenture governing the Debentures or holders of at least 25% of the aggregate principal amount of Debentures may accelerate the Debentures as a result of such default.

         The Company requested waivers of the interest payment default under the Debentures in exchange for two shares of Common Stock of the Company per $1,000 principal amount of Debentures held by each debentureholder consenting to such waiver. Such agreements to be entered into between the Company and individual debentureholders were not effective unless the Company received executed waivers from at least holders of 50% of the aggregate principal amount of Debentures. The 50% acceptance condition was not met, and therefore no such waivers became effective.

         On October 13, 1995, the Company was notified by the Nasdaq Stock Market Listing Qualification Committee (the "Listing Committee") that the Company's common stock would be removed from listing on the Nasdaq National Market but would be listed on the Nasdaq SmallCap Market due to the Company's inability to satisfy the Nasdaq National Market's net tangible assets requirement. The Company was granted a temporary exception to the Nasdaq National Market's net tangible asset requirement, which exception expired on October 12, 1995. The Company's common stock began to trade on the Nasdaq SmallCap Market on Monday, October 16, 1995. On October 25, 1995, the Listing Committee determined not to extend certain exceptions to the applicable listing requirements, and the Company's common stock was removed from trading on the Nasdaq SmallCap Market. The Company's common stock currently trades in the over-the-counter market.

         The removal of the Company's common stock from listing on the Nasdaq National Market System constituted a Redemption Event under the Company's Indenture governing its Debentures.

Such Redemption Event required the Company to offer to repurchase the Debentures from the holders thereof at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. None of the holders of Debentures gave timely notice that they wished to exercise their redemption rights. Redemption will be at the option of the individual holders of the Debentures who meet the procedural requirements specified in the Indenture.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:


                                                              Year Ended February 28 (29),
                                       -------------------------------------------------------------------------
                                       1992             1993             1994            1995                1996
                                       ----             ----             ----            ----                ----
 Net revenue                           100.0%           100.0%            100.0%         100.0%             100.0%
 Direct laboratory costs                37.0             33.6              32.2           31.8               35.3

 Laboratory support
   costs                                16.3             18.0              20.1           22.3               29.3
                                       -----            -----             -----          -----              -----
 Laboratory profit                      46.7             48.4              47.7           45.9               35.4
 Selling, general and
   administrative                       21.2             19.6              25.1           24.0               30.7
 Provision for doubtful
   accounts                              3.0              3.9               3.7            3.9               33.8
 Depreciation and amortization           6.4              6.4               7.1            8.9               40.2

 Credit restructuring
   costs                                --               --                --            --                   5.4
 Non recurring acquisition
   integration expense                  --               --                --              8.3                 --
                                       -----            -----             -----          -----              -----
 Operating income (loss)                16.1             18.5              11.8            0.9              (74.7)
 Interest expense                       (3.2)            (2.5)             (4.4)          (8.1)             (14.3)
 Non operating income
   (expense), net                        0.1             (0.4)              0.4            0.2               (0.4)

 Litigation settlement                  --               --                (1.2)          --                   --
                                       -----            -----             -----          -----              -----
 Income (loss) before income
   taxes                                13.0             15.6               6.6           (7.0)             (89.3)
 Provision (benefit) for income
   taxes                               N/A                6.9               2.6           (2.0)              (1.7)
                                       -----            -----             -----          -----              -----
 Net income (loss)                                        8.7               4.0           (5.0)             (87.6)
 Pro forma income taxes(1)               5.2             N/A               N/A            N/A                N/A
                                       -----            -----             -----          -----              -----
 Pro forma net income (loss)(1)          7.8%            N/A               N/A            N/A                N/A
                                       =====            =====             =====          =====              =====

___________________
(1) Pro forma reflects the reorganization of the Company effective August 1, 1992 as if it had occurred on March 1, 1987 and the related adjustments for income taxes.

         The Company recognizes revenue based on amounts billed or levels of reimbursement sustained by third-party payors. For fiscal years 1994, 1995 and 1996, the percentage of the Company's revenues generated from each of its third-party payor sources was as follows: Medicare, 25%, 20% and 19%; MediCal, 8%, 9% and 11%; private insurance, 24%, 27% and 25%; and Managed Care, 5%, 6% and 6%.

         Direct laboratory costs represents variable costs directly attributable to the performance of laboratory testing. Laboratory support costs represents costs indirectly attributable to laboratory testing, including patient service center expense, courier and vehicle expense, and customer service expense.

         Inflation has had no material impact on the Company's net revenue or net income. Since insurance companies, HMOs, Medicare and MediCal, and other third-party payors are the principal source of payments for the Company's services, the identity of those payors and the prices which such payors have established or are willing to pay for the Company's services have been the principal factors for price changes which may affect the Company's net revenue. Inflation has not had a material impact on the Company's costs of operations. Due to increased efficiency and volume of testing, the Company's costs per test declined in the 1991 and 1992 fiscal years as fixed costs were spread over a greater testing volume. The Company's cost per test did not materially change from fiscal year 1994 to fiscal year 1995 or from fiscal year 1995 to fiscal year 1996.

         Reform of the U.S. health care delivery system continues to be an important issue for government, the public and healthcare providers. The ultimate effect of any such reforms on the industry and the Company is uncertain at this time. See "Item 1. Business -- Government Regulation -- Health Care Reform."

         Effective August 1, 1992, the reorganization of PCL resulted in the Company becoming a taxable corporation.

FISCAL YEAR ENDED FEBRUARY 29, 1996 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1995

         Net revenue fell from $111.1 million in fiscal year 1995 to $90.4 million in fiscal year 1996, a decrease of 18.6%. This decrease is the result of reduced reimbursement from third party payors, the elimination of some Damon acquired accounts as a part of the Damon acquisition and inclement weather experienced in California in the first quarter of fiscal year 1996.

         Direct laboratory costs fell from $35.3 million for fiscal year 1995 to $31.9 million in fiscal year 1996. This represents a 9.6% reduction in expense. As a percent of net revenue, direct laboratory costs increased from 31.8% in fiscal year 1995 to 35.3% in fiscal year 1996. The increase in direct laboratory expense as a percent of net revenue is the result of reduced reimbursement from third party payors while volumes were held essentially constant. Additionally, poor weather in the first fiscal quarter of 1996 resulted in reduced revenue while staffing was maintained.

         Laboratory support expense grew from $24.7 million in fiscal year 1995 to $26.5 million in fiscal year 1996. As a percent of net revenue laboratory support expense increased from 22.3% in fiscal year 1995 to 29.3% in fiscal year 1996. The increased laboratory support expense came as a result of increased expenditures on patient service centers as services were expanded to cover areas served by the Damon acquisition. Reduced reimbursement also affected these percentages.

         Selling, general and administrative expense increased from $26.6 million to $27.7 million for fiscal years 1995 and 1996, respectively. As a percent of net revenue, selling, general and administrative expense increased from 24.0% for fiscal year 1995 to 30.7% for fiscal year 1996. This increase is an administrative expense related to fees associated with unconsummated acquisitions, rent liability for abandoned premises and an accrual for maintenance contracts in dispute.

         Provision for doubtful accounts increased from $4.3 million for fiscal year 1995 to $30.5 million for fiscal year 1996. Due to the significant changes occurring in the health care industry related to managed care, billing system/process challenges and accounts receivable collection problems, the Company has written down its accounts receivable by $25,440,000. During the year, intensive efforts were put forth to gather billing and eligibility information in order to process unbilled claims and collect past due accounts. The Company was able to bill and collect some past due accounts receivable, but the remainder was considered uncollectible. Because the factors listed above continue to occur, it is reasonably possible that the Company's estimate of the net realizable value of accounts receivable will change in the near term. No estimate can be made of a range of amounts of loss that are reasonably possible.

         Depreciation, amortization and write down of intangible assets increased from $9.9 million in fiscal year 1995 to $36.3 million in fiscal year 1996. The Company has evaluated the future value of its intangible assets as of February 29, 1996, considering the significant effects of third party payor reimbursement declines and the significant changes in the health care industry, which have caused adverse effects upon cash flow and results of operations. As of February 29, 1996, the Company recorded a write-down of $25,000,000 to intangible assets which was allocated to Goodwill. The amount of the write-down was based upon a Board-approved restructuring plan prepared by investment bankers engaged to assist and advise the Company on a proposed restructuring of the Company's indebtedness. Because the restructuring plan is proposed and has not been accepted by all parties, it is reasonably possible that the Company's estimate of the recoverable amount of goodwill will change in the near term. No estimate can be made of a range of amounts of loss that are reasonably possible.

         Operating income fell from $958,000 for fiscal year 1995 to a loss of $67.5 million for fiscal year 1996. As a percent of net revenue, operating income fell from 0.9% to (74.7%) for fiscal years 1995 and 1996, respectively. This decrease resulted from the loss of revenue associated with reduced reimbursement from third party payors and increased laboratory support cost associated with servicing Damon acquisition associated accounts. Additionally, $4.9 million of the fiscal year 1996 expense is related to credit restructuring costs, $24.0 million provided for uncollectible accounts receivable, and $25.4 million related to write down of Goodwill and customer lists.

         Interest expense increased from $9.0 million in fiscal year 1995 to $12.9 million in fiscal year 1996, an increase of 43.3%. This increase is due to having a full year of interest expense related to the Damon acquisition in fiscal year 1996 (approximately $3.0 million) and included penalties associated with defaults on existing loan balances (approximately $.09 million).

         Net income decreased from a loss of $5.6 million in fiscal year 1995 to a loss of $79.2 million in fiscal year 1996.

ACCOUNTING FOR LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the Statement no later than March 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets to be held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company plans to adopt the Statement on March 1, 1996. Based on a preliminary review, the Company expects the Statement will have no material impact on the Company's financial position and/or its results of operations.

FISCAL YEAR ENDED FEBRUARY 28, 1995 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1994

         Net revenue grew from $67.8 million in fiscal year 1994 to $111.1 million in fiscal year 1995, an increase of 63.9%. This increase was derived primarily from an approximately $8.8 million increase in 1995 from the Company's existing client base and from new clients, plus approximately $34.5 million in revenue derived from the acquisitions of laboratories consummated in fiscal 1995. The Company considers revenue contributed by an acquired laboratory as revenue from an acquisition until twelve months have elapsed since the date of the acquisition, then such revenue is considered as revenue contributed by the Company's existing client base.

         Direct laboratory expense grew from $21.8 million for fiscal year 1994 to $35.3 million for fiscal year 1995, an increase of 61.9%. As a percent of net revenue, direct laboratory expense decreased from 32.2% to 31.8%. The reduction in direct laboratory expense as a percent of net revenue was achieved from reduced direct employee labor costs and supply cost as the Company continues to assimilate the Damon acquisition and utilize employees and supplies more efficiently. The reduction was also due to reduced outside reference fees as more testing was performed in-house.

         Laboratory support expense grew from $13.7 million for fiscal year 1994 to $24.7 million for fiscal year 1995, an increase of 81.2%. As a percent of net revenue, laboratory support expense increased from 20.1% to 22.3%. The increase in laboratory support expense came primarily as a result of increased expenditures on couriers and patient service centers as internal services were expanded to cover areas served by the Damon acquisition.

         Overhead expense, which includes selling, general and administrative expense, provision for doubtful accounts, depreciation and amortization expenses, provision for restructuring of operations and does not include acquisition integration expense, grew from $24.3 million for fiscal year 1994 to $40.8 million for fiscal year 1995, an increase of 67.9%. As a percent of net revenue, overhead expense increased from 35.9% for fiscal year 1994 to 36.7% for fiscal year 1995.

         Selling, general, and administrative expense grew from $16.3 million to $26.6 million, an increase of 63.2%. As a percent of net revenue, selling, general, and administrative expense decreased from 24.1% for fiscal year 1994 to 23.9% for fiscal year 1995.

         Provision for doubtful accounts increased from $2.5 million for fiscal year 1994 to $4.3 million for fiscal year 1995, an increase of 72.6%. As a percent of net revenue, provision for doubtful accounts increased from 3.7% for fiscal year 1994 to 3.9% for fiscal year 1995.

         Depreciation and amortization expense increased from $4.8 million to $9.9 million, an increase of 106.0%. As a percent of net revenue, depreciation and amortization expense increased from 7.1% for fiscal 1994 to 8.9% for fiscal 1995. This increase was due to the amortization expense associated with the Damon acquisition and a change in the life of goodwill from 36 years to 19 years (see Note 2 of Notes to Financial Statement).

         Operating income fell from $8.0 million for fiscal year 1994 to $958,000 for fiscal year 1995, a decrease of 88.0%. As a percentage of net revenue, operating income decreased from 11.8% for fiscal year 1994 to 0.9% for fiscal year 1995. This decrease resulted primarily from $9.25 million of non-recurring acquisition integration expense relating to the Damon acquisition and the change in the life of goodwill (approximately $618,000 increase in amortization expense) as discussed above. In addition, the increase in laboratory support expense as a percent of net revenue also contributed to the decrease in operating income as a percent of net revenue.

         Interest expense increased from approximately $3.0 million for fiscal year 1994 to approximately $9.0 million for fiscal year 1995, an increase of 200.0%. As a percentage of net revenue, interest expense increased from 4.4% for fiscal year 1994 to 8.1% for fiscal year 1995. The increase in the interest expense is primarily due to interest incurred on the Company's Debentures and funds borrowed to finance the Damon acquisition and various capital projects.

         Net income decreased from approximately $2.7 million for fiscal year 1994 to a net loss of approximately $5.6 million for fiscal year 1995. As a percentage of net revenue, net income decreased from 4.0% for fiscal year 1994 to (5.0)% for fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The liquidity and results of operations of the Company were affected significantly during the fiscal year ended February 29, 1996, and continue to be adversely affected to the date of this Annual Report, by downward pressure on reimbursement revenues, billing system/process challenges and accounts receivable collection problems. The Company continues to experience severe cash flow problems, reductions in third- party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. These problems continue to raise substantial doubt about the Company's ability to continue to exist as a going concern. As of February 29, 1996 and June 30, 1996, the Company had no available borrowing capacity under the Credit Agreement or otherwise and no excess cash. In addition, the Company has engaged investment bankers to assist and advise the Company with respect to a possible restructuring of the Company's indebtedness. No assurance can be given that the Company will become a party to any such restructuring. Any such restructuring, if successful, would eliminate or substantially dilute the value of existing stockholders' interests and would significantly dilute or otherwise impair the recovery (if any) of the Company's Debentureholders.

         During the second quarter of fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendments to its Credit Agreement with its Bank Group led by Wells Fargo Bank National Association. Bank fees, legal fees, professional advisor fees and related costs of $1,062,073 were incurred. As a result of insufficient cash flows caused by, among other things, reductions in third-party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry, the Company was unable to make interest payments under its Credit Agreement due monthly since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 each in the amount of $1.2 million, principal amortization payments due on February 7, 1996 and June 30, 1996, each in the amount of $3.6 million. In addition, the Company failed to make two interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995 and February 16, 1996, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995. The deferred financing costs related to the Credit Agreement and the Debentures of $1,450,140 and $1,668,466, respectively, were written off as of August 31, 1995 and February 29, 1996. The costs associated with the Credit Agreement restructuring and write off of the deferred financing costs have been reflected in the statement of operations as Credit Restructuring costs.

         On October 13, 1995, the Company was notified by the Nasdaq Stock Market Listing Qualification Committee (the "Listing Committee") that the Company's common stock would be removed from listing on the Nasdaq National Market but would be listed on the Nasdaq SmallCap Market due to the Company's inability to satisfy the Nasdaq National Market's net tangible assets requirement. The Company had been granted a temporary exception to the Nasdaq National Market's net tangible asset requirement, which exception expired on October 12, 1995. The Company's common stock began to trade on the Nasdaq SmallCap Market on Monday, October 16, 1995. On October 25, 1995, the Listing Committee determined not to extend certain exceptions to the applicable listing requirements, and the Company's common stock was removed from trading on the Nasdaq SmallCap Market. The Company's common stock currently trades in the over-the-counter market.

         The removal of the Company's common stock from listing on the Nasdaq National Market System constituted a Redemption Event under the Company's Indenture governing its Debentures. Such Redemption Event required the Company to offer to repurchase the Debentures from the holders thereof at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. Written notice of the occurrence of such Redemption Event was given to the registered holders of the Debentures on November 2, 1995, and no such holder perfected its right to redeem such Debentures within the period provided under the Indenture. In addition, under the terms of the Registration Rights Agreement between the Company and the holders of the Debentures, the Company is obligated to maintain an effective registration statement covering the Debentures and the Company's common stock with respect to which the Debentures are convertible. The Company has not maintained such an effective registration statement since June of 1995 and therefore, under the Registration Rights Agreement, the Company may be liable to certain holders of the Debentures for liquidated damages.

         Management has taken a number of actions in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         o Consolidation of facilities and reductions in work force. The Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was downsized in June 1996 and consolidated into the Sacramento laboratory. Both locations maintain expanded STAT facilities.

         o Use of dedicated internal teams for concentrated account receivable collection efforts in the Medicare, MediCal, client and patient payor categories.

         o Engagement of consultants to streamline and improve the billing and collection processes.

         o Engagement of third-party accounts receivable collection parties.

         o Data processing system changes to improve billing and collection efforts.

         o Increased focus and human resource additions in sales and marketing to increase net revenues through internal growth.

         o Reductions in overhead by, among other things, closing unprofitable locations.

         o Non-profitable capitated contracts in Southern California were terminated in December 1995 and support services eliminated.

During and subsequent to the third quarter, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of June 1996, these efforts have resulted in labor and infrastructure eliminations yielding approximately $900,000 per month in expense reductions. In addition to 254 full time employee equivalent reductions, some salaries have been reduced, unprofitable patient service centers have been closed, unprofitable capitated contracts have been eliminated and courier routes have been restructured.

         Net cash flow from operating activities decreased from $2.8 million in fiscal year 1993 to ($1.0 million) in fiscal year 1994, and to ($900,000) in fiscal year 1995, and to ($2.5 million) in fiscal year 1996.

         Cash flows from investing activities generally have been negative through the periods prior to and including fiscal year 1996, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities increased from $32.2 million for fiscal year 1994, to $69.8 million for fiscal 1995 and declined to $2.0 million for fiscal year 1996. The increase in cash used in investing activities in both fiscal 1994 and 1995 is due to acquisitions and various capital projects including the build-out of the Burbank laboratory. The decrease in cash used in investing activities in fiscal 1996 is due to reduced acquisitions. The cash used in fiscal year 1996 was for equipment and tenant improvement expenditures.

         Cash flows from financing activities have reflected borrowings and repayments of long-term debt. Cash provided by financing activities was $31.1 million for fiscal 1994, reflecting approximately $37.5 million in proceeds from the Debenture offering. Cash provided by financing activities increased to $69.7 million for fiscal 1995 reflecting borrowings to finance the Damon acquisition and various capital projects. Cash provided by financing activities decreased to $4.7 million for fiscal year 1996 and was used primarily for operating activities and to finance costs associated with the revised bank financing agreements.

         As of February 29, 1996, the Company had approximately $124.8 million of indebtedness of which $40 million represents the issuance of the Debentures; approximately $80.9 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $150,000 is owed to the City of Burbank as a redevelopment loan (the amount is forgiven ratably over 10 years if the Company continues to occupy the building); and approximately $1.4 million is owed under capital lease obligations. See Notes 4 and 6 of Notes to Financial Statements. Of such indebtedness, $40 million bears interest at 7.5% and is due by its terms in August 2000; approximately $47.4 million in bank borrowings bears interest at prime plus 1.125% and is due by its terms in March 2000; $33.5 million in bank borrowings bears interest at prime plus 1.125% and is due by its terms in March 1997; $2.4 million bears rates ranging from 6.0% to 6.7% and is due by its terms in July 1996; $150,000 is non-interest bearing and is due by its terms in September 2005. All of such indebtedness (other than the $150,000 scheduled to mature in September 2005) is currently in default. The Company currently has no resources to repay such indebtedness.

         For the year ended February 29, 1996, the Company's revenue from third party payors who determine the level of reimbursement to submit to the Company represented approximately 55% of the Company's net revenue. This is represented by Medicare 19%, MediCal 11% and insurance providers 25%. In addition, approximately 6% of the Company's net revenue for the year ended February 29, 1996 was from managed care providers on a capitated basis. As a result of reimbursement pressures and other industry changes, the Company's operating income as a percentage of net revenue has decreased substantially in the period from March 1, 1992 through February 29, 1996. The Company's operating income as a percentage of net revenue, excluding unusual nonrecurring items, was 18.5%, 11.8%, 9.2% and (13.5%) for the years ended February 28 (29), 1993, 1994, 1995 and 1996, respectively.

         As a result of the challenges in the integration of certain of the Damon operations, declining reimbursement from insurance payors, Medicare and MediCal, and billing and collection problems, the Company began to experience severe cash flow problems in the second half of fiscal 1995. The Company failed to make a required principal and interest payment in March 1995 and entered into a Third Amendment to the Credit Agreement with the Bank Group (See
Note 4 of Notes to Financial Statements).

         Due to noncompliance with certain financial covenants under the Third Amendment to the Credit Agreement, the Company entered into a Fourth Amendment to the Credit Agreement on July 31, 1995. Pursuant to the Fourth Amendment, the Company's obligations to make principal amortization payments were amended to provide for payments of (i) $1.2 million on each of July 31, 1995, November 3, 1995, December 29, 1995 and March 31, 1996, (ii) $600,000 on September 13,
1995 and October 6, 1995 and (iii) $3.6 million on February 7, 1996 and June 30, 1996 and each quarter thereafter. Prior to the Fourth Amendment, the Company was obligated to make principal amortization payments of $1.2 million on September 30, 1995, $3.6 million on December 31, 1995, and $3.6 million each quarter thereafter.

         In addition, the Company agreed to make monthly interest payments, and agreed to make the interest payment that would otherwise be due on August 31, 1995, due on August 14, 1995. Previously, interest was payable quarterly. LIBOR rate interest options were eliminated. Interest rates for the periods of January 1, 1996 through March 31, 1996, April 1, 1996 through June 30, 1996 and July 1, 1996 through the term of the Credit Agreement, were increased to an annual rate of prime plus 2%, prime plus 2.5% and prime plus 3%, respectively. The Company failed to make monthly interest payments due since September 1995 under the Credit Agreement in the amount of approximately $660,000 (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), the principal amortization payments due on February 7, 1996 and June 30, 1996 (each in the amount of $3.6 million). The Company has been in default since September of 1995 with respect to approximately $83 million of secured indebtedness under the Credit Agreement.

         The Fourth Amendment also provides for certain adjustments to various financial covenants to reflect the actual financial results for the fiscal year ended February 28, 1995 and anticipated future results. Also, on July 31, 1995, the Company paid $100,000 of the $250,000 restructuring fee due to the Bank Group on December 31, 1995 under the Third Amendment to the Credit Agreement. The Company did not make the remaining payment of $150,000 due on December 31, 1995 as related to the Restructuring Fee. See "Item 8. Financial Statements and Supplementary Data."

         In connection with the Third Amendment of the Credit Agreement, the Company engaged outside advisors to assist it with bank discussions, improving cash flow and billing process enhancements. The Company also engaged an investment banking firm to assist and advise the Company regarding a proposed restructuring of the Company's indebtedness.

         As of the date hereof, all original members of the Bank Group have assigned to third parties their interests in the Company's debt obligations under the Credit Agreement. These third parties are Oaktree Capital Management, L.L.C., Belmont Capital Partners II, L.P., Belmont Fund, L.P., Fidelity Copernicus Corp., Fidelity Overseas Corporation and Merrill Lynch, Pierce, Fenner & Smith, Inc. These assignments were made pursuant to terms and conditions that do not impact the nature of the Company's obligations arising out of the Credit Agreement or the existing defaults thereunder.

         The Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. These problems raise substantial doubt about the Company's ability to continue to exist as a going concern.

         At February 29, 1996, the Company had approximately $392,000 in cash. The Company's business does not generally require significant expenditures for property, plant, and equipment. Expenditures related to such capital items were approximately 2% of net revenues for fiscal year 1996. As of February 29, 1996, the Company had no material commitments for capital expenditures.

         The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection. The foregoing statement constitutes forward-looking information, and no assurance can be given that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. These problems continue to raise substantial doubt about the Company's ability to continue to exist as a going concern. The Company currently has no sources of cash other than the collection of its accounts receivable, and has no sources of cash to cure the defaults under the Credit Agreement or the Indenture covering the Debentures or otherwise to make interest or principal payments with respect to its debt obligations. As of February 29, 1996, the Company had no borrowing capacity available under the Credit Agreement. Should the Company's collections of its accounts receivable not be sufficient to meet its operating cash needs it would be necessary for the Company to seek additional borrowing capacity from its Bank Group or to seek protection from its creditors under the United States Bankruptcy Code. No assurance can be given that the Company's Bank Group would favorably consider or act upon such a request by the Company if made.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Physicians Clinical Laboratory, Inc.:

We have audited the accompanying balance sheets of Physicians Clinical Laboratory, Inc. (a Delaware corporation) as of February 28 (29), 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Clinical Laboratory, Inc. as of February 28 (29), 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced a significant decline in operating income margins, a substantial net loss on operations, a negative operating cash flow, a negative working capital position and is in default under the terms of substantially all of its loan agreements. As a result, the lenders have the right to demand immediate payment of approximately $123.2 million of indebtedness and to foreclose on the Company's assets. The Company does not have sufficient resources to repay the indebtedness and has engaged an adviser to seek a proposed restructuring of the Company's indebtedness. All of these factors and others discussed in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as a whole.



Arthur Andersen LLP
Sacramento, California
June 28, 1996

                      PHYSICIANS CLINICAL LABORATORY, INC.

                                 BALANCE SHEETS

                     AS OF FEBRUARY 28 (29), 1995 AND 1996

                                                                         February 28,          February 29,
                              Assets                                         1995                  1996
                              ------                                   -----------------     ---------------
 CURRENT ASSETS:

   Cash                                                                $         181,896     $       391,815

   Trade accounts receivable --

     Third parties                                                            34,606,830          17,948,681

     Related parties                                                             412,072             476,923
                                                                       -----------------     ---------------
       Total accounts receivable                                              35,018,902          18,425,604

   Less -- Allowance for doubtful accounts                                       603,763           4,632,000
                                                                       -----------------     ---------------
     Net accounts receivable                                                  34,415,139          13,793,604

   Income tax refunds receivable                                               5,181,785                  --

   Deferred tax asset, net                                                       363,753                  --

   Notes receivable -- current                                                   230,550             350,000

   Supplies inventory                                                          2,322,226           1,370,742

   Prepaid costs and other assets                                              2,107,292             618,287
                                                                       -----------------     ---------------
     Total current assets                                                     44,802,641          16,524,448

 EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
 depreciation and amortization of $14,082,419 and $19,196,157,
 respectively                                                                 20,165,688          16,929,581

 INTANGIBLE ASSETS:

 Leasehold interest, less accumulated amortization of $1,194,062
 and $1,452,045, respectively                                                  1,783,687          22,278,986

 Customer lists, less accumulated amortization of $3,672,854 and
 $5,104,303, respectively                                                     23,710,435          15,278,986

 Covenants not to compete, less accumulated amortization of
 $2,412,521 and $3,482,760, respectively                                       3,210,470           2,140,231

 Goodwill, less accumulated amortization of $3,325,110 and
 $6,692,555, respectively                                                     59,892,585          31,525,140
                                                                       -----------------     ---------------
     Total net intangible assets                                              88,597,177          57,470,061

 DEBT ISSUANCE COSTS less accumulated amortization of $817,194 as
 of February 28, 1995                                                          3,343,498                  --

 OTHER LONG-TERM ASSETS                                                        1,135,260             488,289
                                                                       -----------------     ---------------
     Total assets                                                      $     158,044,264     $    91,412,379
                                                                       =================     ===============



        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                                 BALANCE SHEETS

                     AS OF FEBRUARY 28 (29), 1995 AND 1996


                                                                         February 28,          February 29,
               Liabilities and Stockholders' Equity                          1995                  1996
               ------------------------------------                    ----------------      ---------------
 CURRENT LIABILITIES:

   Current installments of long-term debt                              $      8,372,711      $   123,880,031

   Accounts payable                                                          13,627,915           12,185,439

   Accrued payroll                                                            1,528,957            1,954,271

   Accrued paid time-off                                                        985,011            1,255,634

   Accrued interest                                                             976,263            8,544,639

   Other accrued expenses                                                     2,069,141            4,635,019
                                                                       ----------------      ---------------
     Total current liabilities                                               27,559,998          152,455,033

 LONG-TERM DEBT, less current installments                                   72,975,969              955,393

 CONVERTIBLE SUBORDINATED DEBENTURES                                         40,000,000                   --

 OTHER LONG-TERM LIABILITIES                                                  1,420,926            2,614,537

 DEFERRED INCOME TAXES                                                        1,539,468                   --
                                                                       ----------------      ---------------
     Total liabilities                                                      143,496,361          156,024,963

 COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 6 and 12)

 STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, par value $0.01 per share -- 20,000,000 shares
   authorized; none issued or outstanding                                            --                   --

 Common stock, par value $0.01 per share -- 30,000,000 shares authorized; 6,027,709 and 6,033,087 shares issued and
   outstanding as of February 28 (29), 1995 and 1996,
   respectively                                                                  60,277               60,331

 Additional paid-in capital                                                  15,512,961           15,536,906

 Retained earnings (deficit)                                                 (1,025,335)         (80,209,821)
                                                                       ----------------      ---------------
     Total stockholders' equity (deficit)                                    14,547,903          (64,612,584)
                                                                       ----------------      ---------------
     Total liabilities and stockholders' equity (deficit)              $    158,044,264      $    91,412,379
                                                                       ================      ===============



        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED FEBRUARY 28 (29), 1994, 1995 AND 1996


                                                                          Year Ended February 28 (29),
                                                              ---------------------------------------------------
                                                                    1994               1995              1996
                                                              --------------      ------------      -------------
 NET REVENUE

   Net revenue from third parties                             $   63,798,610      $107,565,433      $  86,828,901

   Net revenue from related parties                                3,996,982         3,546,012          3,562,950
                                                              --------------      ------------      -------------
     Total net revenue                                            67,795,592       111,111,445         90,391,851

 DIRECT LABORATORY COSTS                                          21,820,850        35,335,270         31,881,339
                                                              --------------      ------------      -------------
       Gross profit                                               45,974,742        75,776,175         58,510,512

 LABORATORY SUPPORT COSTS                                         13,652,559        24,741,263         26,509,055
                                                              --------------      ------------      -------------
       Laboratory profit                                          32,322,183        51,034,912         32,001,457

 SELLING, GENERAL AND ADMINISTRATIVE                              17,007,570        26,626,847         27,739,434

 PROVISION FOR DOUBTFUL ACCOUNTS (NOTE 2)                          2,502,280         4,318,516         30,538,625

 DEPRECIATION, AMORTIZATION AND WRITE
   DOWN OF INTANGIBLES (NOTE 2)                                    4,796,930         9,881,687         36,326,689

 CREDIT RESTRUCTURING COSTS                                               --                --          4,903,436

 NONRECURRING ACQUISITION INTEGRATION                                     --         9,250,188                 --
   EXPENSE                                                    --------------      ------------      -------------

     Operating income (loss)                                       8,015,403           957,674        (67,506,727)
                                                              --------------      ------------      -------------
 INTEREST EXPENSE                                                 (2,980,781)       (9,012,583)       (12,898,919)

 INTEREST INCOME                                                     273,596            88,269             61,285

 NONOPERATING INCOME (EXPENSE), net                                   25,479           181,291           (383,375)
 LITIGATION SETTLEMENT (Note 12)                                    (792,000)               --                 --
                                                              --------------      ------------      -------------

     Income (loss) before provision (benefit)                      4,541,697        (7,785,349)       (80,727,736)
       for income taxes
                                                                   1,831,387        (2,189,112)        (1,543,250)
     Provision (benefit) for income taxes                     --------------      ------------      -------------
       NET INCOME (LOSS)                                           2,710,310        (5,596,237)       (79,184,486)
                                                              ==============      ============      =============

 NET INCOME (LOSS) PER COMMON SHARE                            $        0.44      $      (0.93)     $      (13.13)
                                                              ==============      ============      =============

 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                     6,220,000         6,013,000          6,030,000
                                                              ==============      ============      =============



   The accompanying notes are an integral part of these financial statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                            STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED FEBRUARY 28 (29), 1994, 1995 AND 1996


                                                                 Year Ended February 28 (29),
                                                  -----------------------------------------------------------
                                                        1994                  1995                 1996
                                                  ----------------      ---------------        --------------
 CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                              $      2,710,310      $    (5,596,237)       $  (79,184,486)

   Adjustments to reconcile net income to
     net cash provided by operating
     activities --

   Depreciation, amortization and write down
     of intangible assets                               4,796,930            9,881,687            36,326,689

   Provision for doubtful accounts                       2,502,280            4,318,516            30,538,625

   Credit Restructuring Costs                                   --                   --             3,118,592
   Net change in income tax refund
     receivable                                                 --           (5,181,785)            5,181,785

   Net changes in operating assets and
     liabilities                                       (11,036,793)          (4,322,761)            1,487,822
                                                  ----------------      ---------------        --------------

   Net used in operating activities                     (1,027,273)          (  900,580)           (2,530,973)
                                                  ----------------      ---------------        --------------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:

   Increase of intangible assets in
     connection with acquisitions                      (27,201,062)          (2,739,413)                   --

   Purchase of Damon net of cash acquired                       --          (58,111,866)                   --

   Acquisition of equipment and leasehold
     improvements                                       (5,032,077)          (8,989,249)           (1,963,463)
                                                  ----------------      ---------------        --------------

     Net cash used in investing activities             (32,233,139)         (69,840,528)           (1,963,463)
                                                  ----------------      ---------------        --------------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Borrowings of long-term debt                         54,238,811           83,438,587             6,266,763
   Payments of principal on long-term debt--

     Third parties                                     (21,231,404)         (13,934,416)           (1,586,407)

     Related parties                                    (1,909,093)                  --                    --
   Proceeds from exercise of stock options                 249,947               41,250                    --

   Proceeds from sale of capital stock                      69,754              111,224                23,999
   Distributions to owners                                (340,614)                  --                    --
                                                  ----------------      ---------------        --------------
     Net cash provided by financing
       activities                                       31,077,401           69,656,645             4,704,355
                                                  ----------------      ---------------        --------------
     Net increase (decrease) in cash
       and cash equivalents                             (2,183,011)          (1,084,463)              209,919
 CASH AND CASH EQUIVALENTS,
   beginning of year                                     3,449,370            1,266,359               181,896
                                                  ----------------      ---------------        --------------
 CASH AND CASH EQUIVALENTS,
   end of year                                    $      1,266,359      $       181,896      $        391,815
                                                  ================      ===============      ================


   The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE YEARS ENDED FEBRUARY 28 (29), 1994, 1995 AND 1996


                                                                                                                   Retained
                                                 Common                  Common                Additional          Earnings
                                               Stock Shares           Stock Amount           Paid-In Capital       (Deficit)
                                             ----------------     -------------------     ---------------------  --------------
BALANCE AT FEBRUARY 28, 1993                        5,954,036              $   59,540           $  15,041,529    $  2,201,206
  Net income                                               --                      --                      --       2,710,310
  Proceeds from exercise of stock
    options                                            45,434                     455                 249,492              --
  Proceeds from sale of stock under
    employee stock purchase plan                        7,136                      71                  69,683              --
  Deemed distribution to owners                            --                      --                      --        (340,614)
                                                    ---------              ----------           -------------    ------------
BALANCE AT FEBRUARY 28, 1994                        6,006,606                  60,066              15,360,704       4,570,902
  Net loss                                                 --                      --                      --      (5,596,237)
  Proceeds from exercise of stock
    options                                             7,500                      75                  41,175              --
  Proceeds from sale of capital stock                  13,603                     136                 111,082              --
                                                    ---------              ----------           -------------    ------------
BALANCE AT FEBRUARY 28, 1995                        6,027,709                  60,277              15,512,961      (1,025,335)
  Net loss                                                 --                      --                      --     (79,184,486)
  Proceeds from sale of capital stock                   5,378                      54                  23,945              --
                                                    ---------              ----------           -------------    ------------
BALANCE AT FEBRUARY 29, 1996                        6,033,087              $   60,331           $  15,536,906    $(80,209,821)
                                                    =========              ==========           =============    ============


   The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)  SIGNIFICANT RISKS AND UNCERTAINTIES:

         Physicians Clinical Laboratory, Inc. ("PCL" or the "Company") provides clinical laboratory services in the State of California. The Company is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for office based physician-clients and as an independent clinical laboratory for regional acute care hospitals. PCL operates within the health care industry which is undergoing significant changes such as managed care (including capitated payment arrangements), proposed federal and state health care reform measures, third party payor reimbursement decreases (including Medicare, MediCal and private insurance), industry consolidation and increasing regulation of laboratory operations.

         The liquidity and results of operations of the Company were affected significantly during the fiscal year ended February 29, 1996, and continue to be adversely affected by downward pressure on reimbursement revenues, billing system/process challenges and accounts receivable collection problems. The Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under the Credit Agreement with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September of 1995 with respect to interest payments on its $40 million 7.5% Convertible Subordinated Debentures due 2000 ("Debentures") and the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory. The Company does not have available cash or other cash resources available to cure the defaults under the Credit Agreement or the Indenture covering the Debentures, or otherwise to make interest or principal payments with respect to its debt obligations.

         For the year ended February 29, 1996, the Company's revenue from third party payors who determine the level of reimbursement to submit to the Company represents approximately 55% of the Company's net revenue. This is represented by Medicare 19%, MediCal 11% and insurance providers 25%. In addition, approximately 6% of the Company's net revenue for the year ended February 29, 1996 was from managed care providers on a capitated basis. As a result of reimbursement pressures and other industry changes, the Company's operating income as a percent of net revenue has decreased substantially in the period from March 1, 1993 through February 29, 1996. The Company's operating income as a percent of net revenue, excluding nonrecurring items, was 11.8%, 9.2% and (13.5%) for the years ended February 28 (29), 1994, 1995 and 1996, respectively.

         The Company completed a significant acquisition in April 1994 of the California operations of Damon Corporation, Met Path, Inc. (Damon) (see Note
13). This acquisition increased net revenue by approximately 51% and testing volume by approximately 72%. In addition, the acquisition required a significant integration of human resources, facilities, data processing systems, testing equipment and customer support. The Company substantially completed the integration efforts in December 1994. In connection with the integration of Damon, the Company incurred approximately $9.25 million of costs relating to redundant payroll, facilities and outside services. These costs have been reflected in the accompanying Statements of Operations as a nonrecurring acquisition integration expense for the year ended February 28, 1995.

         The Company continues to experience severe cash flow problems from operations, negative working capital, third party payor reimbursement declines, billing and collection problems and other impacts of the significant changes in the health care industry and is in default under the terms of substantially all of its loan agreements. As a result, the lenders have the right to demand immediate payment of approximately $123.2 million of indebtedness and to foreclose on the Company's assets. The Company does not have sufficient resources to repay the indebtedness. At this time, it is not possible to determine the impact on the Company's business. However, these issues could have an adverse impact on operating results, cash flows and debt covenants of the Company in future years. This raises substantial doubt about the Company's ability to continue to exist as a going concern. The financial statements do not include any adjustments relating to the

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection. No assurance can be given however that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. These problems continue to raise substantial doubt about the Company's ability to continue to exist as a going concern. The Company currently has no sources of cash other than the collection of its accounts receivable, and has no sources of cash to cure the defaults under the Credit Agreement or the Indenture covering the Debentures or otherwise to make interest or principal payments with respect to its debt obligations. As of February 29, 1996, the Company had no borrowing capacity available under the Credit Agreement. Should the Company's collections of its accounts receivable not be sufficient to meet its operating cash needs it would be necessary for the Company to seek additional borrowing capacity from its Bank Group or to seek protection from its creditors under the United States Bankruptcy Code. No assurance can be given that the Company's Bank Group would favorably consider or act upon such a request by the Company if made.

         Management has taken a number of actions in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         . Consolidation of facilities and reductions in work force. The Fresno hub laboratory was closed in June 1995, and the Burbank hub laboratory was closed in June 1996, and both were consolidated into the Sacramento laboratory. Both locations maintain expanded STAT facilities.

         . Use of dedicated internal teams for concentrated accounts receivable collection efforts in the Medicare, MediCal, client and patient payor categories.

         . Engagement of consultants to streamline and improve the billing and collection processes.

         . Engagement of third party accounts receivable collection parties.

         . Data processing system changes to improve billing and collection efforts.

         . Increased focus and human resource additions in sales and marketing to increase net revenues through internal growth.

         .       Reductions in overhead by closing unprofitable locations.

         . Non-profitable capitated contracts in Southern California were terminated in December 1995 and support service eliminated.

In addition, the Company has engaged investment bankers to assist and advise the Company on a proposed restructuring of the Company's indebtedness. No assurance can be given that the Company will become a party to any such restructuring. Any such restructuring, if successful, would eliminate or substantially dilute the value of existing stockholders' interests and would significantly dilute or otherwise impair the recovery (if any) of the Company's Debentureholders.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS--

Cash and cash equivalents include cash in bank and on hand and liquid investments with original maturities of three months or less.

SUPPLIES INVENTORY--

Supplies inventory is stated at cost, which approximates market value, on a first-in, first-out (FIFO) basis. Supplies inventory consists primarily of laboratory supplies.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS--

Equipment and leasehold improvements are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements which are being amortized over the life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to income as incurred, significant renewals and betterments are capitalized.

The estimated useful lives of the equipment and leasehold improvements are as follows:

                                         Estimated
                                        Useful Lives
                                        ------------
 Leasehold improvements                  5-12 years

 Laboratory equipment                    5-20 years
 Computer equipment                      5-12 years

 Furniture and fixtures                  5-12 years
 Automobiles                             1-5 years


INTANGIBLE ASSETS--

In 1986, the Partnership purchased a clinical laboratory business and in determining the fair value of assets acquired, assigned a value of $1,907,000 to an intangible asset identified as a customer list. Since then, the Company has acquired an additional 27 laboratories. See Note 13 for a summary of the allocation of the purchase prices.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


All amortization is calculated using the straight-line method over the following lives:

                                             Life
                                        ---------------
 Customer list                              19 years

 Covenant not to compete               Life of Agreement
 Goodwill                                   19 years

 Leasehold interest                      Life of Lease

Prior to fiscal 1995, the Company used a 36 year amortization life for goodwill. Effective March 1, 1994, the Company adopted a goodwill life of 19 years due to the rapid changes occurring in the healthcare industry. The 19 years has also been applied on a remaining life basis for goodwill relating to acquisitions made prior to March 1, 1994. The effect of reducing the life to 19 years was to increase amortization expense for fiscal 1995 by approximately $1,300,000.

         Subsequent to its acquisitions the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's enterprise value and deducts the fair value of all tangible and intangible assets to arrive at the recoverable value of goodwill.

         The Company has evaluated the future value of its intangible assets as of February 29, 1996, considering the significant effects of third party payor reimbursement declines and the significant changes in the health care industry, which have caused adverse effects upon cash flow and results of operations. As of February 29, 1996, the Company recorded a write-down of $25,000,000 to intangible assets which was allocated to Goodwill. The amount of the write-down was based upon a Board-approved restructuring plan valuation prepared by investment bankers engaged to assist and advise the Company on a proposed restructuring of the Company's indebtedness. Because the restructuring plan is proposed and has not been accepted by all parties, it is reasonably possible that the Company's estimate of the recoverable amount of goodwill will change in the near term. No estimate can be made of a range of amounts of loss that are reasonably possible.

Amortization expense for leasehold interest was $289,039, $277,189 and $257,983, covenants not to compete, $862,159, $1,114,835 and $1,070,242, goodwill, $208,905, $2,765,197 and $3,367,445, and customer lists $828,887,
$1,410,399 and $1,431,449 in fiscal 1994, 1995 and 1996, respectively.

DEBT ISSUANCE COSTS--

Costs incurred in connection with the issuance of the convertible subordinated debentures, notes payable to banks and lines of credit are deferred and amortized over the life of the related debt using an effective interest rate method. During fiscal year 1996, the debt issuance costs related to the bank debt and the Convertible Subordinated Debentures was expensed due to defaults with covenants in the lending agreement and the Indenture. The amounts were $1,450,140 and $1,668,466, respectively and are included in credit restructuring costs in the Statement of Operations.

EARNINGS PER SHARE --

Weighted average shares outstanding include common stock equivalents computed using the treasury stock method except for periods in which their inclusion would be anti-dilutive.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


DIRECT LABORATORY AND LABORATORY SUPPORT COSTS--

Direct laboratory costs consist of the following:

                                                          YEAR ENDED FEBRUARY 28 (29),
                                                 -------------------------------------------
                                                     1994             1995           1996
                                                  -----------     -----------     -----------
 Labor costs                                      $10,819,485     $15,732,279     $14,443,783

 Supplies                                           7,920,938      14,234,787      12,822,471

 Reference and Pathology fees:

   Third parties                                    2,150,309       3,825,409       2,916,597

   Related parties                                    290,633         362,851         391,926

 Utilities and other                                  639,485       1,179,944       1,306,562
                                                  -----------     -----------     -----------
     Total direct laboratory costs                $21,820,850     $35,335,270     $31,881,339
                                                  ===========     ===========     ===========



Laboratory support costs consist of the following:

                                                          YEAR ENDED FEBRUARY 28 (29),
                                                  -------------------------------------------
                                                      1994            1995            1996
                                                  -----------     -----------     -----------
 Patient service centers                          $ 7,337,278     $13,497,835     $16,065,083

 Couriers                                           2,614,178       5,494,698       4,798,069

 Laboratory administration                          1,452,309       3,128,359       3,209,862

 Managements service charges from related
   parties                                          1,102,282         876,004         868,338

 Customer service                                     770,822       1,151,824       1,070,650

 Materials management                                 375,690         592,543         497,053
                                                  -----------     -----------     -----------
     Total laboratory support costs               $13,652,559     $24,741,263     $26,509,055
                                                  ===========     ===========     ===========

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


REPAIRS AND MAINTENANCE EXPENSE--

Repairs and maintenance expense was $598,736, $1,140,424 and $1,174,077 in fiscal 1994, 1995 and 1996, respectively.

INCOME TAXES--

The provision for income taxes and related tax liabilities have been computed in accordance with SFAS No. 109.

STATEMENTS OF CASH FLOWS--

Net changes in operating assets and liabilities consist of the following:

                                                                        YEAR ENDED FEBRUARY 28 (29)
                                                             ------------------------------------------------
                                                                  1994              1995              1996
                                                             ------------      -------------     ------------
 Increase in accounts receivable                             $ (9,639,922)     $ (12,402,033)    $ (9,917,080)

 Net (increase) decrease in supplies inventory, prepaid
      costs, deposits and other assets                         (3,638,337)        (1,711,373)       3,192,892

 Increase in accounts payable and accrued                       1,932,284          9,032,007        9,387,725
      expenses

 Increase (decrease) in deferred taxes                            309,182            758,638       (1,175,715)
                                                             ------------      -------------     ------------
 Net change in operating assets and liabilities              $(11,036,793)     $  (4,322,761)    $  1,487,822
                                                             ============      =============     ============




 Supplemental disclosure of cash flow information is as follows:

                                                                     YEAR ENDED FEBRUARY 28 (29)
                                                             -----------------------------------------
                                                                1994            1995           1996
                                                             ----------      ----------     ----------
 Cash paid for interest--
    Third parties                                            $2,186,876      $8,199,578     $4,400,969

    Related parties                                          $  676,386      $       --     $       --

 Cash paid to related parties for operating expenses         $  769,999      $  688,855     $  296,105

 Cash received from related parties for operating
 revenues                                                    $3,920,451      $3,713,627     $3,258,996

 Cash paid to related parties for acquisition of
 laboratory                                                  $  343,000      $       --     $       --


                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS

RECLASSIFICATIONS--

Certain reclassifications to prior years' financial statements have been made to conform to the 1996 presentation.

REVENUE RECOGNITION--

Revenues are recognized when services are performed. Revenues under capitated agreements are recognized monthly as earned. Expenses are accrued on a monthly basis as services are provided.

The following summarizes revenues and accounts receivable by payor class:

                                               REVENUES                             ACCOUNTS RECEIVABLE
                                     YEAR ENDED FEBRUARY 28 OR 29,                  FEBRUARY 28 OR 29,

                              1994             1995            1996             1995            1996
                           -----------     ------------     -----------     -----------     -----------
 Medicare                  $17,009,478     $ 22,119,163     $17,313,618     $ 5,835,607     $   949,139

 MediCal                     5,384,845       10,490,429       9,657,341       4,077,512       1,216,961

 Managed Care                3,255,411        6,645,217       5,507,181              --         393,082

 Patient                    15,929,859       26,617,692      22,665,388      11,033,612       9,645,444

 Client                      5,859,220       11,292,396       8,913,592       5,805,785       2,571,747

 Insurance                  16,015,935       29,830,369      23,226,185       7,296,468       2,849,699

 Owner hospitals             3,407,690        2,969,103       2,504,362         358,356         386,830

 Computer and courier          641,474          601,250         577,212          47,520               0

 Other                         291,680          545,826          26,972         564,042         412,702
                           -----------     ------------     -----------     -----------     -----------
         Total             $67,795,592     $111,111,445     $90,391,851     $35,018,902     $18,425,604
                           ===========     ============     ===========     ===========     ===========

         Due to the significant changes occurring in the health care industry related to managed care, billing system/process challenges and accounts receivable collection problems, the Company has written down its accounts receivable by $25,440,000. During the year, intensive efforts were put forth to gather billing and eligibility information in order to process unbilled claims and collect past due accounts. The Company was able to bill and collect some past due accounts receivable, but the remainder was considered uncollectible as of February 29, 1996. Because the factors listed above continue to occur, it is reasonably possible that the Company's estimate of the net realizable value of accounts receivable will change in the near term. No estimate can be made of a range of amounts of loss that are reasonably possible.

FAIR VALUE OF FINANCIAL INSTRUMENTS--

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

CASH, TRADE ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ACCOUNTS PAYABLE

         The carrying amount approximates fair value

         It was not practicable to estimate the fair value of the Company's debt due to the debt being in default. See Note 1 and 4.

USE OF ESTIMATE IN THE PREPARATION OF FINANCIAL STATEMENTS--

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING FOR LONG-LIVED ASSETS--

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the Statement no later than March 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets to be held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company plans to adopt the Statement on March 1, 1996. Based on a preliminary review, the Company expects the Statement will have no material impact on the Company's financial position and/or its results of operations.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following:

                                                                FEBRUARY 28, 1995
                                                  -------------------------------------------
                                                                   ACCUMULATED
                                                                  DEPRECIATION
                                                                       AND            NET
                                                     COST         AMORTIZATION     BOOK VALUE
                                                  -----------     -----------     -----------
         Laboratory equipment                     $ 8,994,173     $ 4,165,069     $ 4,829,104

         Computer equipment                        12,672,642       5,997,301       6,675,341

         Furniture and fixtures                     2,505,493         816,960       1,688,533

         Autos and trucks                             229,313         166,541          62,772

         Leasehold improvements                     5,981,652       1,463,732       4,517,920

         Leased equipment                           3,864,834       1,472,816       2,392,018
                                                  -----------     -----------     -----------
                                                  $34,248,107     $14,082,419     $20,165,688
                                                  ===========     ===========     ===========


                                                               FEBRUARY 29, 1996
                                                  -------------------------------------------
                                                                  ACCUMULATED
                                                                 DEPRECIATION
                                                                     AND              NET
                                                     COST        AMORTIZATION      BOOK VALUE
                                                  -----------     -----------     -----------
         Laboratory equipment                     $ 9,009,932     $ 5,731,046     $ 3,278,886

         Computer equipment                        14,249,578       7,946,458       6,303,120

         Furniture and fixtures                     2,614,725       1,064,540       1,550,185

         Autos and trucks                             229,313         202,904          26,409

         Leasehold improvements                     6,093,835       2,032,372       4,061,463

         Leased equipment                           3,928,355       2,218,837       1,709,518
                                                  -----------     -----------     -----------
                                                  $36,125,738     $19,196,157     $16,929,581
                                                  ===========     ===========     ===========


Depreciation and amortization expense relating to equipment and leasehold improvements charged to operations was $4,796,930, $9,881,687 and $11,326,689 for fiscal years ended 1994, 1995 and 1996, respectively. As of February 29, 1996, the Company recorded a write down of $25,000,000 to intangible assets. See Note 2.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(4) LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                               FEBRUARY 28 (29),
                                                                       ---------------------------------
                                                                            1995               1996
                                                                       --------------     --------------
 Convertible subordinated debentures, currently in default, par value $1,000 per debenture, bearing interest at 7.5% due 2000.
 The debentures are convertible into shares of common stock at any time before maturity at a conversion price of $12.20 per
 share.                                                                $   40,000,000     $   40,000,000

 Variable interest rate notes payable to banks, currently in default, bearing interest at prime plus 1.125%, principal
 due in aggregate monthly and quarterly installments, with
 final payments due March 2000, secured by all assets of
 the Company.                                                              47,000,000         47,359,476

 Various lines of credit, currently in default, which allow
 aggregate borrowings up to $33,500,000 bearing interest at
 prime plus 1.125%, interest due monthly and quarterly with
 principal due through March 1997, secured by all assets
 of the Company.                                                           29,300,000         33,500,000

 Notes payable to former owners of acquired laboratories,
 currently in default, with interest rates ranging from 6.0% to
 6.7%, due monthly with principal due through July 1996; secured
 by assets acquired from the related laboratories.                          2,670,697          2,383,493

 Note payable to the City of Burbank, non-interest bearing, due annually through September 2005 (annual payments forgiven if
 building is still occupied).                                                 150,000            150,000

 Capital lease obligations (Note 6)                                         2,227,983          1,442,455
                                                                       --------------     --------------
                                                                          121,348,680        124,835,424

 Less -- Current installments                                               8,372,711        123,880,031
                                                                       --------------     --------------
 Long term debt, less current installments                             $  112,975,969     $      955,393
                                                                       ==============     ==============

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


As of February 29, 1996, the prime rate and the London Interbank Offered Rate (LIBOR) were 8.25% and 5.297%, respectively. All assets of the Company are pledged as collateral to secure it borrowings. The loan agreements with the Bank are conditional upon the Company's ongoing ability to comply with certain covenants. The covenants include the maintenance of specified working capital and debt-to-worth ratios.

The Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under its credit agreement with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September of 1995 with respect to interest payments on its $40 million 7.5% Convertible Subordinated Debentures due 2000 and the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory. The Company does not have available cash or other cash resources available to cure the defaults under the Credit Agreement or the Indenture covering the Debentures, or otherwise to make interest or principal payments with respect to its debt obligations.

During the second quarter of fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendment to its Credit Agreement with a group of banks led by Wells Fargo Bank National Association (the holders of the Company's debt obligations pursuant to the Credit Agreement hereinafter are referred to as the "Bank Group"). As a result of insufficient cash flows caused by, among other things, reductions in third party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry, the Company was unable to make interest payments under its Credit Agreement due monthly since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996, each in the amount of $1,200,000, principal amortization payments due on February 7, 1996 and June 30, 1996, each in the amount of $3.6 million. In addition, the Company failed to make two interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995 and February 15, 1996, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995. The deferred financing costs related to the Credit Agreement and the Debentures of $1,450,140 and $1,668,466 were written off as of August 31, 1995 and February 29, 1996, respectively. The costs associated with the Credit Agreement restructuring and write off of the deferred financing costs has been reflected in the statement of operations as Credit Restructuring costs.

On October 13, 1995, the Company was notified by the Nasdaq Stock Market Listing Qualification Committee (the "Listing Committee") that the Company's common stock would be removed from listing on the Nasdaq National Market but would be listed on the Nasdaq SmallCap Market due to the Company's inability to satisfy the Nasdaq National Market's net tangible assets requirement. The Company had been granted a temporary exception to the Nasdaq National Market's net tangible asset requirement, which exception expired on October 12, 1995. The Company's common stock began to trade on the Nasdaq SmallCap Market on Monday October 16, 1995. On October 25, 1995, the Listing Committee determined not to extend certain exceptions to the applicable listing requirements, and the Company's common stock was removed from trading on the Nasdaq SmallCap Market. The Company's common stock currently trades in the over-the-counter market.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS

The removal of the Company's common stock from listing on the Nasdaq National Market System constituted a Redemption Event under the Company's Indenture governing its Debentures. Such Redemption Event required the Company to offer to repurchase the Debentures from the holders thereof at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. Written notice of the occurrence of such Redemption Event was given to the registered holders of the Debentures on November 2, 1995, and no such holder perfected its right to redeem such Debentures within the period provided under the Indenture. In addition, under the terms of the Registration Rights Agreement between the Company and holders of the Debentures, the Company is obligated to maintain an effective registration statement covering the Debentures and the Company's common stock with respect to which the Debentures are convertible. The Company has not maintained such an effective registration statement since June 1995 and therefore, under the Registration Rights Agreement, the Company may be liable to certain holders of the Debentures for Liquidated Damages.

The Company is negotiating with Pathologists' Clinical Laboratories of Glendale, Inc. ("Glendale") and Medical Group Pathology Laboratory, Inc. ("MGPL") to amend its Agreements of Purchase and Sale of Assets relating to the purchases of the Company's Glendale and Santa Barbara facilities, respectively, in order to avoid potential defaults in the payment obligations under these agreements. See Note 12. As of June 30, 1996 the outstanding principal amounts owed to Glendale and MGPL were approximately $1,484,710 and $890,107, respectively.

Maturities of long-term debt, excluding capital lease obligations, in each of the next five fiscal years are as follows:

        YEAR ENDED
     FEBRUARY 28 (29),
     -----------------
           1997                $123,257,969

           1998                      15,000

           1999                      15,000

           2000                      15,000

           2001                      15,000

        Thereafter                   75,000
                               ------------
                               $123,392,969
                               ============

On November 4, 1993, the Company entered into an interest rate swap with an investment bank. The swap is for $10,000,000 notional amount with a fixed rate of 4.5625% received by the Company and a floating rate paid by the Company at the six-month LIBOR rate. The rate adjustment dates are November 8 and May 8 each year and the payment dates are six months after the rate adjustment date. The swap contract expires November 8, 1996.

As of February 29, 1996 six month LIBOR was 5.297%. The Company did not make its May 8, 1995, November 8, 1995 and May 8, 1996 semi-annual payments of $76,684, $93,750 and $59,375 based upon six month LIBOR of 6.094% as of November 8, 1994, 6.061% as of May 8, 1995 and 5.75% as of November 8, 1995.
It is currently negotiating with the counterparty as to the amount of the aggregate liability. As of February 29, 1996 the fair value of this contract was a liability of the Company in excess of $300,000.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


The Company entered into the swap to convert a portion of its fixed rate subordinated debentures to a variable rate. As such, the Company had been accruing the net payments to be made on the contract as an adjustment to interest expense.

(5) INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

                                       YEAR ENDED FEBRUARY 28 (29),
                           --------------------------------------------------
                               1994              1995                1996
                           ------------     -------------       -------------
 Current--

   Federal                 $  1,293,327     $  (2,947,750)      $    (141,820)

   State                        386,319                --             (42,842)
                           ------------     -------------       -------------
                           $  1,679,646     $  (2,947,750)      $    (184,662)
 Deferred--

   Federal                      118,542           531,783          (1,043,396)

   State                         33,199           226,855            (315,192)
                           ------------     -------------       -------------
                                151,741           758,638          (1,358,588)
                           ------------     -------------       -------------
                           $  1,831,387     $  (2,189,112)      $  (1,543,250)
                           ============     =============       =============

The effective tax rate and statutory federal income tax rate are reconciled as follows:


                                                               YEAR ENDED FEBRUARY 28 (29),
                                                    --------------------------------------------------
                                                    1994                   1995                  1996
                                                    -----                -------               -------
 Federal statutory income tax rate                  34.0%                (34.0%)               (34.0%)

 State franchise taxes, net of                       5.7%                 (6.1%)                (6.1%)
   federal income tax benefit

 Change in valuation allowance                       --                     --                  38.3%

 Additional provision for                            --                    5.8%                   --
   intangible assets

 Other                                               0.6%                  1.7%                 (0.2%)
                                                    -----                -------                ------
                                                    40.3%                (28.1%)                (2.0%)
                                                    =====                =======                ======

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


The Components of the net deferred tax liability as of February 28 (29), 1995 and 1996 are summarized as follows:

                                                                YEAR ENDED FEBRUARY 28 (29),

                                                                    1995                1996
                                                                ------------       --------------
 DEFERRED TAX (ASSETS)/LIABILITIES
 Current
   Accrued Expenses                                            $    (725,102)     $    (1,114,146)
   Bad Debt                                                          620,044           (4,765,504)
   California Franchise Tax                                         (575,191)                  --
   Prepaid Expenses                                                  346,496               65,021
   Other                                                             (30,000)             499,304
                                                                   ---------          -----------

 Total Current Deferred (Assets)/Liabilities                        (363,753)          (5,315,325)
   Valuation Allowance                                                                  5,315,325
                                                                                      -----------

 Net Current Deferred (Assets)/Liabilities                          (363,753)                  --

 Non-Current
   Amortization                                                      784,596           (9,598,474)
   Depreciation                                                      542,157             (448,365)
   Net Operating Loss                                               (454,489)         (15,037,165)
   Sec. 481(a) Cash to Accrual                                       212,715               44,032
                                                                   ---------          -----------
 Total Non-Current Deferred (Assets)/Liabilities                   1,084,979          (25,039,972)

 Valuation Allowance                                                 454,489           25,039,972
                                                                   ---------          -----------
 Net Non-Current Deferred (Assets)/Liabilities                     1,539,468                   --

 TOTAL NET DEFERRED (ASSETS)/LIABILITIES                       $   1,175,715      $            --
                                                                   =========          ============



(6) LEASES:

The Company is obligated under capital leases for certain computer and laboratory equipment that expire at various dates during the next five years. Equipment under capital leases was $3,864,834 and $3,928,355, and related accumulated amortization was $1,472,816 and $2,218,837 as of February 28, 1995 and February 29, 1996.

The Company also leases its laboratories and patient service centers under operating leases expiring over various terms. Many of the monthly lease payments are subject to increases based on the Consumer Price Index from the base year.

Beginning March 1, 1989, the Company began subletting one of its unoccupied facilities. The sublease term coincides with that of the remaining primary lease of eight years with rent for the year ended February 29, 1996 equal to $217,795 and subject to annual increases based on the Consumer Price Index not to exceed 10% per year.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


The Company also leases remote draw station space, several automobiles and other equipment, which have been classified as operating leases and expire over the next 9 years. Many of the draw station leases have renewal options and monthly lease payment subject to annual increases.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of February 29, 1996 are:

            YEAR ENDED                      CAPITAL                OPERATING
         FEBRUARY 28 (29),                  LEASES                  LEASES
         -----------------               -----------             -----------
               1997                      $   689,393             $ 4,593,201

               1998                          463,870               3,273,716

               1999                          316,465               2,601,485

               2000                          108,615               2,143,570

               2001                            --                  1,640,870

            Thereafter                         --                  2,767,591
                                         -----------             -----------
 Total minimum lease payments              1,578,343             $17,020,433
                                                                 ===========
 Less -- Amount representing
 Interest (at rates ranging from
 7.2% to 20.7%)                              135,888
                                         -----------
 Present value of net minimum
 capital lease payments                  $ 1,442,455
                                         ===========

Total rental expense under operating leases was $3,297,446, $7,178,089, and $10,199,909 for fiscal years 1994, 1995 and 1996, respectively.

(7) RELATED PARTY TRANSACTIONS:

The Company provides laboratory and computer services to certain of its stockholders (and their affiliated entities). Laboratory and computer service charges are billed to and paid by the stockholders at negotiated rates. The following laboratory and computer service revenue was billed by the Company to stockholders (and their affiliated entities).

                                                                    FISCAL YEAR ENDED FEBRUARY 28 (29),
                                                             ------------------------------------------------
                                                                 1994              1995              1996
                                                             ------------      ------------      ------------
 Sutter Community Hospital of Sacramento                     $  1,597,133      $  1,300,267      $  1,303,046

 Valley Health Care Corporation                                   524,497           459,014           421,071

 Mercy Healthcare Sacramento                                    1,875,352         1,786,731         1,838,833
                                                             ------------      ------------      ------------
                                                             $  3,996,982      $  3,546,012      $  3,562,950
                                                             ============      ============      ============

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


Amounts due from stockholders and included in accounts receivable were as follows:

                                                                  AS OF FEBRUARY 28 (29),
                                                                  -----------------------
                                                                     1995          1996
                                                                  ---------     ---------
 Sutter Community Hospital of Sacramento                          $ 173,193     $ 239,890

 Valley Health Care Corporation                                      36,230        29,334
                                                                  ---------     ---------
 Mercy Healthcare Sacramento                                        202,649       207,699
                                                                  ---------     ---------
                                                                  $ 412,072     $ 476,923
                                                                  =========     =========

The Company received management services from Diagnostic Pathology Medical Group, Inc. (DPMG), a stockholder of the Company. The services of certain management personnel were provided to the Company for management fees at a cost of $479,366, $326,000 and $256,253 for fiscal years 1994, 1995 and 1996, respectively.

In addition, the Company received professional services from the former owners of certain of its acquisitions. Professional service fees paid in connection with the related professional service agreements were $622,916, $550,000 and $188,000 in fiscal years 1994, 1995 and 1996, respectively.

The Company occasionally uses the specialized laboratory services of one of its owners and several of its owners' stockholders. Most of these services are billed to the Company at negotiated discounts from the billing entities' customary charges. Amounts billed to the Company were as follows:

                                                                           FISCAL YEAR
                                                             -------------------------------------
                                                                1994          1995          1996
                                                             ---------     ---------     ---------
 Sutter Community Hospital of Sacramento                     $  17,274     $  70,860     $  83,187

 Valley Health Care Corporation                                  5,400         1,606            --

 Mercy Healthcare Sacramento                                    50,872        12,107        17,000

 Outpatient Pathology Associates                               217,087       278,278       280,059

 DPMG                                                               --            --        11,680
                                                             ---------     ---------     ---------
                                                             $ 290,633     $ 362,851     $ 391,926
                                                             =========     =========     =========

The Company has loaned the President and CEO funds at various times as follows:

          DATE                  INTEREST RATE                  AMOUNT                  MATURITY DATE
     --------------             -------------                ----------               ---------------
      October 1990                   10%                      $ 50,000                  October 1996

      October 1993                    7%                       150,000                  October 1996

       August 1994                    7%                       150,000                  October 1996
                                                             ----------


                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


           Total outstanding as of February 29, 1996          $350,000
                                                             ==========

The Company also leases draw station space and purchases other services and various supplies from several of its owners' stockholders. The total amount paid by the Company for these items was $197,121, $123,944 and $97,137 for fiscal years 1994, 1995 and 1996, respectively.

(8) EMPLOYEE BENEFIT PLAN:

As of January 1, 1989, the Company adopted a 401(k) profit sharing plan under which employees may contribute between 1% and 20% of their annual compensation to the Plan. A minimum of 90 days of service is required prior to participation in the Plan by an employee. On April 30, 1990, the plan was amended to provide that the Company would contribute 50% of employee contributions up to 6% of their annual gross compensation for those employee who have at least one full year of service. The Company contribution to the 401(k) plan was discontinued effective December 31, 1995. The Company contributed $141,301, $398,906 and $288,219 in fiscal years 1994, 1995 and
1996, respectively.

(9) STOCK OPTION PLAN AND WARRANTS:

STOCK OPTION PLAN

In March 1992 and February 1994, the Board of Directors adopted and the stockholders of the Company subsequently approved two separate stock option plans (the "1992 Plan" and the "1994 Plan," respectively and together, the "Plans"). These Plans provide for the granting to employees and directors of nonqualified stock options to purchase authorized but unissued common stock.
The maximum number of shares that may be sold under the 1992 Plan and the 1994 Plan is 590,649 and 300,000, respectively, subject to anti-dilution adjustments. The Board of Directors has designated the Compensation Committee to administer the Plans. The Committee is empowered to designate the employees who will receive options and to determine the number of shares, vesting schedule, option price (which may not be less than 85% of the fair market value of the optioned shares), and option term (which may not exceed ten years except in limited circumstances). Options may provide for payment of the option price in cash, by application of vested deferred compensation credits, or by the surrender of shares owned by the optionee for more than one year. Options are not transferable except upon death and may be exercised during the lifetime only by the optionee or his legal representative. Options will terminate 180 days or 270 days after termination of the optionee's employment under the 1992 Plan and the 1994 Plan, respectively, or two years after permanent disability or death. The Board of Directors may amend the Stock Option Plan in any respect. The Committee may modify outstanding options or may accept the cancellation of existing options in return for the grant of new options (which may be for the same or a different number of shares and specify the same or a different option price). No option may be granted under the 1992 Plan or the 1994 Plan after July 28, 2002 or January 12, 2004, respectively.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


In connection with the acquisition of MGPL, PCLG and San Joaquin Diagnostic Laboratories (SJDL), options were granted under a plan (the "Acquisition Stock Option Plan") separate from the 1992 Plan and the 1994 Plan.

STOCK OPTIONS OUTSTANDING:

                                     1992       1994    Acquisition   Total         Option
                                     Plan       Plan       Plan      Options        Price
                                    ----------------------------------------------------------
Outstanding at March 1, 1993        496,145               50,842      546,987    $ 8.00- 14.25
Granted                             130,000    36,667          -      166,667    $10.25-$10.88
Exercised                           (45,434)                   -      (45,434)       $5.50
Forfeited                           (16,066)                   -      (16,066)       $5.50
                                    -----------------------------------------

Outstanding at February 29, 1994    564,645    36,687     50,842      652,154    $ 5.50-$14.25
Granted                             188,000    30,000          -      218,000    $ 8.88-$11.50
Exercised                            (7,500)                   -       (7,500)       $5.50
Forfeited                           (15,000)                   -      (15,000)   $10.25-$11.50
Expired                                                  (26,035)     (26,035)      $14.25
                                    -----------------------------------------

Outstanding at February 29, 1995    730,145    66,667     24,807      821,619    $ 5.50-$14.25
Granted                              10,000                    -       10,000        $4.25
Forfeited                           (94,845)                   -      (94,845)   $ 5.50-$11.50
                                    -----------------------------------------

Outstanding at February 29, 1996    645,300    66,667     24,807      736,774    $ 5.50-$11.50

ADDITIONAL INFORMATION REGARDING STOCK OPTIONS:

                                        2/28/94    2/28/95    2/29/96
                                        -----------------------------
    Authorized shares                   941,491    941,491    941,941
    Shares available for granting       289,337    119,872    204,717
    Exercisable shares                  224,700    293,683    372,787


In addition to the shares reflected above, 5,000 options each were granted to each member of the Board of Directors, subject to shareholder approval. The exercise price of these options will be 85% of the greater of the market price of the Company's common stock on November 14, 1994 and the price on the date of shareholder approval.

WARRANTS

In connection with a revision to the Company's Credit Agreement with the Bank Group (the Third Amendment), two warrants were issued to Sutter Health in exchange for a guaranty of $3,500,000 of borrowings from the Bank Group.

In exchange for the guaranty, Sutter Health received a warrant to purchase up to 1,200,000 shares of the Company's common stock (Warrant A) and a second warrant to purchase up to 300,000 shares of the Company's common stock (Warrant
B).  The exercise prices of Warrant A are as follows:

         Tranche 1:       125,000 shares at $4.2219 per share
         Tranche 2:       687,500 shares at $5.1266 per share
         Tranche 3:       387,500 shares at $5.1266 per share

Tranches 1 and 2 became exercisable May 10, 1995. Tranche 3 became exercisable June 10, 1995.

Warrant B became exercisable as of June 10, 1995. Rights to purchase shares under Warrant B may be exercised under the same terms as Tranche 3. Both warrants expire 90 days from the expiration date of the guaranty.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS



(10) EMPLOYEE STOCK PURCHASE PLAN:

In March 1993, the Board of Directors adopted, and the shareholders approved, an employee stock purchase plan ("ESPP") which provide employees of the Company with an opportunity to purchase common stock of the Company at 85% of fair market value through payroll deductions. The maximum number of shares that may be sold under the ESPP is 225,000 subject to adjustments upon changes in capitalization of the Company. During fiscal 1994, 1995 and 1996, 7,136, 13,603 and 5,378 shares respectively of Common Stock were purchased through this plan for $70,231, $111,623 and $24,090 respectively. The Board of Directors has designated the Compensation Committee to administer the ESPP. On February 29, 1996, 198,883 shares were available to be granted under the plan.

(11) EMPLOYMENT AGREEMENT:

The Company's CEO entered into an employment agreement with the Company with a term expiring on February 28, 1999, which provides for his employment as Chief Executive Officer. This agreement provides for a base salary of $375,000 annually and for quarterly bonuses of up to 3% of pre-tax net profits dependent on the achievement of pre-tax net profit and other performance objectives. The Company may terminate the agreement before the end of its term if certain performance objectives have not been achieved. The Company may also terminate the agreement without any cause by providing severance pay equal to two times current base salary plus bonus for the four preceding quarterly periods.

The CEO also entered into two compensation agreements with the Company. Under one of these agreements, the CEO received the sum of $155,000 in cash on March 1, 1992, representing payment of accrued deferred compensation, and an additional deferred compensation credit of $100,000 that may be applied only to offset the purchase price of stock options awarded to the CEO which are described in Note 9.

Under the other agreement, a deferred compensation account in the amount of $1,855,000 was established for the CEO which vests at the rate of one seventh on March 1 in each of the years 1993 through 1999. The vested portion, in general, may be applied only to offset the purchase price of stock options granted to the CEO. If, on any March 1 vesting date, the fair market value of the Company is determined to be less than $40 million, the vesting schedule is delayed by one year.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS



(12) LEGAL PROCEEDINGS:

A dispute has arisen between the Company and Medical Group Pathology Laboratory, Inc. ("MGPL"), the seller of the Santa Barbara facility which the Company acquired in 1992 (Acquisition), relating to the payment obligations under the Agreement of Purchase and Sale of Assets between the Company and MGPL. The Company and MGPL have been unable to reach successful negotiations with respect to this matter. On November 8, 1995, MGPL commenced an action (Litigation) against the Company in the Superior Court of the State of California, Santa Barbara County, captioned Medical Group Pathology Laboratory, Inc. v. Physicians Clinical Laboratory, Inc. (Case No. 210318).
The complaint alleges breach of the promissory note executed by the Company in connection with the Acquisition and failure to pay amounts due thereunder equalling $1,169,505 plus interest and late fees, and seeks compensatory damages in the amount of sums allegedly due, in addition to unspecified general damages and attorney's fees. In December, 1995, a default was entered against the Company in the Litigation. The Company was able to have the default set aside before a judgment was entered in connection therewith, and on May 27, 1996, the Company has entered into a 30-day standstill agreement with MGPL pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to MGPL by the Company under the Agreement of Purchase and Sale of Assets between the Company and MGPL in connection with the Acquisition. While the standstill agreement has expired, the Company believes that it is likely that a permanent settlement will be entered into between the parties in the near future. However, the Company has no substantive defenses to the Litigation.

On June 20, 1996, suit was filed against the Company in the Superior Court of Sacramento under the caption Maintenance Management Corporation v. Physicians Clinical Laboratory, Inc., Case No. 96AS03171. This lawsuit relates to a management contract entered into among the Company and the plaintiff therein, and alleges breach of contract and fraudulent and negligent misrepresentation. The complaint seeks compensatory damages in excess of $3.0 million, interest and expenses, as well as exemplary damages. However, based upon the facts presently known to the Company, it does not believe that the merits of these claims, if any, justify the amount of damages sought, and the Company does not believe that this lawsuit, if adversely determined, would have a material adverse effect on the financial condition of the Company.

A number of separate lawsuits have been filed against the Company by former employees alleging mainly discriminatory and/or wrongful discharge related to the termination of their employment by the Company. These lawsuits are in various stages of litigation. The Company intends to defend vigorously against these actions, and does not expect these matters, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

In addition, the Company is in default with respect to several of its other outstanding obligations and is generally having difficulty meeting its obligations to various creditors, as a result of which several of such creditors have filed lawsuits against the Company. The Company has no substantive defenses to most of such matters.

The lessor of the Company's Burbank facility currently contends that the Company is in default with respect to approximately $135,000 under the lease of the Burbank facility, which amounts represent previously deferred rent accrued during 1994. The Company disputes the lessor's contention that such amount is currently due. On July 10, 1996, the lessor threatened to file a lawsuit against the Company if the Company failed to pay such amount. The Company is currently negotiating with the lessor to reach a settlement with respect to this issue, and the Company expects to reach such a settlement in the near future.

The Company settled an employment related lawsuit in fiscal 1994 for $700,000 and approximately $92,000 in related legal fees. Management does not believe that the Company is involved in any other legal matters the settlement of which would have a material adverse impact on the Company's financial position or results of operations.

(13) ACQUISITIONS AND INTANGIBLE ASSETS:

Effective March 24, 1994, the Company purchased from Corning Lab Services Inc. its California operations formerly known as Damon Corporation, Metpath, Inc. The purchase included certain assets and the assumption

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS


of certain liabilities of Damon for an aggregate cash purchase price of $50,270,000 plus direct acquisition costs of $1,589,000. Financing for the purchase came from new bank borrowings (see Note 4).

The total purchase price of $51,859,000 exceeded the fair value of the net assets of Damon at the purchase date by $47,979,000. $10,648,000 of the excess purchase price has been allocated to Customer List based upon a third party appraisal with the balance of $37,331,000 allocated to Goodwill.

The Company has acquired four (Santa Barbara, Glendale, Fresno and Newbury
Park) full service laboratories. During fiscal 1995, the Company integrated Glendale, Santa Barbara and Newbury Park into one full service laboratory. The Company has acquired 23 fold-in laboratories in Northern, Southern and Central California. The Company's growth strategy for fiscal 1997 will be focused on internal growth.


                                                                  PURCHASE PRICE ALLOCATED TO:
                                                                         (IN THOUSANDS)
                                                                  ----------------------------
                             NUMBER                                                     NON
                               OF           PURCHASE        CUSTOMER    LEASEHOLD     COMPETE                      TANGIBLE
                          ACQUISITIONS       PRICE            LIST       INTEREST     COVENANT      GOODWILL        ASSETS
                          ------------   -------------   ------------   ---------   -----------   ------------   ------------
Prior years                   12           $ 26,853        $ 9,893        $2,904      $3,335        $  5,846       $ 4,875

   1994                       13             30,126          6,443             0       2,153          17,910         3,620

   1995                        2             63,155         11,047            74         135          39,462        14,050

   1996                        0                  0              0             0           0               0             0

1996 Write down                0                  0              0             0           0         (25,000)            0
                              --           --------        -------        ------      ------        --------       -------
  TOTAL                       27           $120,134        $27,383        $2,978      $5,623        $ 38,218       $22,545
                              ==           ========        =======        ======      ======        ========       =======


Mercy Medical Foundation Laboratory, Sutter Medical Foundation - North Bay Region, and Mercy American River Out-Patient Laboratory were all acquired from related parties. The purchase price in excess of tangible assets acquired has been treated for financial reporting purposes as deemed distributions to former partners.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         NOTES TO FINANCIAL STATEMENTS





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT.

         Set forth below is certain information relating to the members of the Board of Directors of the Company as of February 29, 1996. The Company's directors are divided into three classes, and serve three-year terms, expiring in successive years. As discussed below, certain directors have been selected pursuant to the terms of the Amended and Restated Voting Agreement among SACC, Mercy and Methodist (the "Voting Agreement"). See "Item 13. Certain Relationships and Related Transactions -- Voting Agreement."


                                   DIRECTORS

         STEPHEN N. BAUER, M.D., 46, has been a pathologist and a director and the President of Lieb and Paoletti Pathology Medical Group, Inc., Sacramento, California, since 1990. From 1979 to 1989 he was a pathologist employed by Diagnostic Pathology Medical Group, Inc. ("DPMG"), Sacramento, California. Pursuant to an agreement between DPMG and PCL he served as Chief Executive Officer of the Company in 1987. Dr. Bauer also is a trustee of The Mercy Foundation. Dr. Bauer was nominated to be a director by Mercy, and was selected pursuant to the Voting Agreement. Dr. Bauer has served as a director of the Company since April 1992, and his current term as a director expires in 1996.

         NATHAN L. HEADLEY, 60, has been PCL's President and Chief Executive Officer since 1989. Mr. Headley has 20 years of executive experience in the clinical laboratory industry. From 1976 until 1985, he held various positions with National Health Laboratories, serving as Executive Vice President from 1983 to 1985. Mr. Headley served as Senior Vice President for the Western Region of Roche Biomedical Laboratories from 1986 to 1987 and as Chief Operating Officer for Meris Laboratories from 1987 to 1989. Mr. Headley has served as a director of the Company since April 1992, and will continue to serve until his successor is elected.

         TODD A. MURRAY, 44, has been a partner in the law firm of Hefner, Stark & Marois since 1985 and has been its managing partner since 1994. Mr. Murray is Chairman of the Board of Trustees of Sutter Community Hospitals. Mr. Murray was nominated to be a director by SACC, and was selected pursuant to the Voting Agreement. Mr. Murray has served as a director of the Company since August 1994, and his current term as a director expires in 1997.

         RAYMOND NELSON, 53, is Vice President for Business Development for Catholic Healthcare West, the sole corporate member of Mercy Healthcare Sacramento. From 1986 to 1989, he held various positions with Mercy General Hospital, Sacramento, California, serving as Executive Vice President and Chief Operating Officer from 1986 to 1987, Acting Chief Executive Officer from 1987 to 1988 and Chief Operating Officer from 1988 to 1990. Mr. Nelson is a director of the Northern California Regional Positron Emission Tomography Center. Mr. Nelson was nominated to be director by Mercy, and was selected pursuant to the Voting





                                     III-1

Agreement. Mr. Nelson has served as a director of the Company since April 1992, and his current term as a director expires in 1997.

         NEIL L. PENNINGTON, 73, is self-employed as a technical consultant. Mr. Pennington served as Vice Chairman-Finance of the Sutter Health Board of Directors in 1993 and served as its Chairman from 1987 through 1992 and in 1995. He has served fourteen years on the Board of Directors of Vallejo General Hospital (now Sutter Solano Medical Center), twelve years as an elected member of the Governing Board of the Vallejo City Unified School District and three years as Director of the Vallejo City Chamber of Commerce. Mr. Pennington was Vice President - Refinery Operations of C&H Sugar Company until February 1986. Mr. Pennington was nominated to be a director by SACC, and was selected pursuant to the Voting Agreement. Mr. Pennington has served as a director of the Company since July 1993, and his current term as a director expires in 1996.

         VINCENT H. SCHMITZ, 49, has been Senior Vice President and Chief Financial Officer of Mercy Healthcare Sacramento since 1987. From 1972 to 1987, he held various positions with Mercy Healthcare Bakersfield, Bakersfield, California, serving as Chief Financial Officer from 1973 to 1987. Mr. Schmitz is Chief Financial Officer of Mercy Senior Housing, Chief Financial Officer of Mercy Medical Foundation and a director and Chief Financial Officer of the Northern California Regional Positron Emission Tomography Center. Mr. Schmitz was nominated to be a director by Mercy, and was selected pursuant to the Voting Agreement. Mr. Schmitz has served as a director of the Company since April 1992, and will continue to serve until his successor is elected.

         DENNIS H. TOOTELIAN, 49, has been a Professor of Marketing at California State University, Sacramento since 1973 and is a partner in the University Consulting Group. Mr. Tootelian has been Director of the California State University, Sacramento Center of Management Services since 1992 and Director of the California State University, Sacramento Center for Small Business since 1975. He is also Chairman of the Board of Directors of Methodist Hospital of Sacramento and a director of Mercy Healthcare Sacramento and of Methodist. Mr. Tootelian was nominated to be a director by Methodist, and was selected pursuant to the Voting Agreement. Mr. Tootelian has served as a director of the Company since August 1994, and his current term as a director expires in 1997.

         JOHN R. WHEATON, 58, has been President of Mariposa Petroleum Company since 1990 and is also a director of Mariposa. Prior to that, he was Vice President and Chief Operating Officer of Dowdell Corporation from 1984 to 1989. Mr. Wheaton is also an Investment Executive for PaineWebber since 1995 and Member of the Board of Methodist Hospital Foundation of Sacramento. Mr. Wheaton is an Independent Director. Mr. Wheaton has served as a director of the Company since January 1993, and will continue to serve until his successor is elected.

         JOHN R. BURGIS, 57, has been Senior Vice President, Financial Services, and Chief Financial Officer of Catholic Healthcare West, San Francisco, California (an affiliate of Mercy), since 1987. Mr. Burgis is a Certified Public Accountant. From 1978 to 1987 he worked in various management and advisory capacities in the venture capital business. Mr. Burgis was





                                     III-2
nominated to be a director by Mercy, and was selected pursuant to the Voting Agreement. Mr. Burgis has served as a director of the Company since June 1995, and his current term as a director expires in 1996.

         MICHAEL T. KUTZMAN, 46, has been in private practice as a lawyer in Auburn, California, since 1980, specializing in tax and corporate law. Mr. Kutzman is Vice-Chairman of the Board of Trustees of Auburn Faith Community Hospital (an affiliate of Sutter Health and SACC), and has served on the Board of Trustees of the Hospital since 1989. He serves on the Sutter/CHS Center-Placer County Advisory Board and has been its director since June 1, 1996. He has also served as Chairman of the Finance Committee and Governance Committee, and as a member of the Quality Review Committee and the Executive Committee, of the Hospital from June 1995 to June 1, 1996. Mr. Kutzman was nominated to be a director by SACC, and was selected pursuant to the Voting Agreement. Mr. Kutzman has served as a director of the Company since June 1995, and will continue to serve until his successor is elected.

         Following is a list, as of February 29, 1996, of the names and ages of the executive officers of the Company together with the date of their election to corporate office. There are no family relationships between the following officers of the Company, except as set forth below, nor are there any arrangements or understandings between any officer and any other person pursuant to which he was selected as an officer.





                                     III-3

                               EXECUTIVE OFFICERS


                                             POSITION WITH THE                     OFFICER
         NAME                  AGE                COMPANY                           SINCE
- ---------------------------    ---  ----------------------------------    ------------------------
Nathan L. Headley               60  President, Chief Executive Officer          December 1989

Richard M. Brooks               42        Senior Vice President,                January 1995
                                          Chief Financial Officer
Joseph L. Gallagher             55        Senior Vice President,                November 1992
                                              General Manager
Wayne E. Cottrell               46            Vice President,                    April 1987
                                                  Finance
Taylor R. McKeeman              44           Vice President,                    December 1989
                                           Laboratory Operations
David G. Shafer                 50           Vice President,                    October 1987
                                            Information Systems
Robert P. Headley               35            Vice President,                  September 1993
                                            Sales and Marketing

         Each of the officers listed above has served the Company and its subsidiaries in various executive capacities for the past five years except for Messrs. Brooks, Gallagher and R. Headley. Mr. Brooks was formerly a consultant, providing services to various institutions relating to mergers and acquisitions, financing, and crisis management and interim management. Mr. Gallagher was formerly the General Manager of MetWest Laboratories for the Arizona Region. Mr. R. Headley was formerly a Division Manager of Astro Office Products, Inc., a subsidiary of Canon U.S.A. Nathan Headley is the father of Robert Headley.


                               FILING DISCLOSURE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in the ownership with the Securities and Exchange Commission and to furnish the Company with copies.

         Based upon its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except that, due to administrative oversights, (i) Mr. Brooks failed to file a Form 4 required to be filed to report the grant to Mr. Brooks of options to purchase up to 30,000 shares of the Company's common stock, and (ii) Mr. Gallagher failed to file a Form 4 required to be filed to report the purchase by Mr. Gallagher of 10,000 shares of the Company's common stock. Such transactions were reported on Forms 5 which were filed late.





                                     III-4

ITEM 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE
                               CASH COMPENSATION

EXECUTIVE COMPENSATION. The following table sets forth compensation received by the Company's Chief Executive Officer, the four remaining most highly paid executive officers (collectively, the "Named Executives") for the three fiscal years ended February 29, 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                                                              --------------------------
                                                                                Awards          Payouts
                                                                             ------------       -------
                                               ANNUAL COMPENSATION           Stock Option
Name and                      Fiscal        -------------------------           Awards           LTIP         All other
Principal Position             Year         SALARY           BONUS            (in shares)       Payouts     Compensation
- ------------------------------------------------------------------------------------------------------------------------
Nathan L. Headley              1996          $408,260          $      -               -               -              -
President, Chief               1995           410,468           281,456(1)       75,000(2)            -              -
Executive Officer              1994           285,584           206,180          50,000               -              -

Richard Brooks                 1996          $181,873          $      -          10,000               -              -
Senior Vice                    1995                 -                 -          20,000               -              -
President                      1994                 -                 -               -               -              -

Joseph L. Gallagher            1996          $146,765          $      -               -               -              -
Senior Vice                    1995           137,908            15,350               -               -              -
President                      1994           151,419            18,870          40,000               -            434(3)

Robert P. Headley              1996          $180,034            $8,320               -               -              -
Vice President,                1995           138,925            35,500          20,000(2)            -              -
Marketing                      1994                 -                 -               -               -              -

Taylor R. McKeeman             1996          $175,555          $      -               -               -              -
Vice President                 1995           155,888            22,200               -               -              -
                               1994           129,550             5,075               -               -              -
- ----------------------

(1) Of such amount, $233,000 will be credited against future bonus payments to Mr. Headley to be paid under the terms of his employment agreement. See "-- Employment Agreements and Arrangements."

(2) These amounts include options to purchase shares of Common Stock granted in November 1994, in the following amounts: Mr. N. Headley (75,000) and Mr. R. Headley (10,000). Such grants remain subject to Shareholder approval.

(3) This amount consists of matching contributions by the Company to Mr. Gallagher's 401(k) account for fiscal year 1994.





                                     III-5

                              OPTION GRANTS TABLE

         The following table summarizes pertinent information concerning the grant of stock options, including the potential realizable dollar value of grants of options made during the fiscal year ended February 29, 1996, to Mr. Brooks, assuming that the market value of the underlying security appreciates in value, from date of grant to the end of the option term, at the rates indicated in the following table.


                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                   INDIVIDUAL GRANTS
- --------------------------------------------------------------------------------------         ----------------------------
                                               PERCENT OF
                                                  TOTAL                                          POTENTIAL REALIZABLE VALUE
                                                 OPTIONS                                          AT ASSUMED ANNUAL RATES
                                               GRANTED TO                                              OF STOCK PRICE
                                 OPTIONS        EMPLOYEES      EXERCISE                           APPRECIATION FOR OPTION
                                 GRANTED        IN FISCAL       PRICE      EXPIRATION                     TERM (2)
            NAME                   (#)            YEAR        ($/SHARE)       DATE             5% ($)              10% ($)
- -------------------------------------------------------------------------------------          ----------------------------
 Richard M. Brooks                10,000          100%       $    4.25      7/22/03            $ 26,728         $ 67,734

- ----------------------
(1) During the 1995 fiscal year, the Company granted Richard M. Brooks options to purchase 20,000 shares of the Company's Common Stock for an exercise price of $10.50 per share. The expiration date of these options is January 22, 2003. Assuming an annualized appreciation rate of 5% over the term of the options, the potential realizable value of the options is $115,779, and assuming an annualized appreciation rate of 10% over the term of the options, the potential realizable value of the options is $308,748.

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates which were established by rules adopted by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.


                        AGGREGATED OPTION EXERCISES AND
                       FISCAL YEAR-END OPTION VALUE TABLE

         Shown below is information with respect to the option exercises in fiscal 1996 and unexercised options to purchase Common Stock of the Company granted in fiscal 1996 and prior years to the Named Executives.





                                     III-6

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF           VALUE OF UNEXERCISED,
                                                                      UNEXERCISED              IN-THE-MONEY
                                                                       OPTIONS AT               OPTIONS AT
                                   SHARES ACQUIRED     VALUE      FISCAL YEAR-END (#)       FISCAL YEAR-END ($)
                                          ON          REALIZED        EXERCISABLE/             EXERCISABLE/
 NAME                                EXERCISE (#)       ($)         UNEXERCISABLE(1)           UNEXERCISABLE
- ----------------------------------------------------------------------------------------------------------------
                                          -
 Nathan L. Headley (2)                                   -             439,389/0                    0/0
 Joseph L. Gallagher                      -              -           16,000/24,000                  0/0

 Wayne E. Cottrell                        -              -           19,555/19,703                  0/0
 Taylor R. McKeeman                       -              -           21,890/14,593                  0/0

 Robert P. Headley                        -              -            4,000/16,000                  0/0

 Richard M. Brooks                        -              -            4,000/26,000                  0/0
- -----------------


(1) These amounts include options to purchase shares of Common Stock granted in November 1994 in the following amounts: Mr. N. Headley (75,000), Mr. Cottrell (10,000) and Mr. R. Headley (10,000). Such grants remain subject to shareholder approval.

(2) The Board of Directors recommended Mr. Headley's options vest 100% on December 31, 1995 subject to shareholder approval.





                                     III-7

                      LONG-TERM INCENTIVE PLAN AWARD TABLE

         Shown below is information with respect to awards made under the Company's deferred compensation agreement with Nathan L. Headley. See "--Employment Agreements and Arrangements."


                  LONG-TERM INCENTIVE PLAN - ESTIMATED PAYOUTS
                     UNDER DEFERRED COMPENSATION AGREEMENTS


                                                 PERFORMANCE                 ESTIMATED FUTURE PAYOUTS
                                   LTIP            PERIOD        --------------------------------------------------
              NAME                PAYOUTS       UNTIL PAYOUT       THRESHOLD ($)      TARGET ($)      MAXIMUM ($)
- --------------------------------------------------------------------------------------------------------------------
Nathan L. Headley (1)               $0         March 1, 1993-            $0           $1,855,000      $1,855,000
                                               March 1, 1999
- -----------------

(1) Under this agreement the payout consists of $1,855,000 which has vested or will vest at the rate of one-seventh on March 1 in each of the years 1993 through 1999. The vested portion in general may be applied only to offset the exercise price of stock options granted to Mr. N. Headley. If, on any March 1 vesting date, the fair market value of the Company is determined to be less than $40 million, the vesting schedule is delayed by one year for each scheduled vesting date. See "--Employment Agreements and Arrangements."


                           COMPENSATION OF DIRECTORS

         For the first four months of fiscal year 1996, non-employee directors received a retainer fee of $10,000 per year together with fees equal to $1,000 for each Board meeting and $500 for each committee meeting attended. Effective July 1995, non-employee directors receive an annual retainer fee of $16,000. Directors who are employees of the Company receive no additional compensation for serving as directors.


                     EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

         Nathan L. Headley entered into an amended and restated employment agreement with the Company for a term expiring on February 28, 1999, which provides for his employment as Chief Executive Officer. This agreement, as amended, provided for an initial base salary of $375,000 annually, subject to increases at the Company's discretion, and for annual bonuses (paid each fiscal quarter) as follows: 3% of pre-tax net profit if the pre-tax net profit for a fiscal year is less than or equal to $7,333,333; $220,000 plus 2% of pre-tax net profit in excess of $7,333,333 if pre-tax net profit is greater than $7,333,333 but less than or equal to $22,000,000; $440,000 plus 1% of pre-tax net profit if pre-tax net profit is greater than $22,000,000 but less than or equal to $66,000,000; and $660,000 if pre-tax net profit is greater than or equal to $66,000,000. The annual bonus, and quarterly payments, are reduced in the event that: (i) the Company fails for any quarter to meet budgeted pre-tax net profit, as established by the Board





                                     III-8
of Directors; or (ii) the Company fails for any quarter to meet performance objectives (relating to such areas as general administration, data processing, operations, etc.) for the quarter, as established by the Board of Directors. The agreement also provides that the Company will maintain a life insurance policy on Mr. Headley's life in the face amount of twice his base salary, with the beneficiaries of such policy to be designated by Mr. Headley. The Company may terminate the agreement before the end of its term upon occurrence of certain events which constitute termination "for cause," including if the pre-tax net profits and net revenues of the Company in each of two consecutive 12-month periods shall have increased less than 85% of the average pre-tax net profit and net revenue increases of comparable companies (or if the Company's pre-tax net profit and net revenue in such periods shall have decreased more than 85% of the average pre-tax net profit and net revenue decreases of comparable companies). The Company may also terminate the agreement without cause by providing severance pay equal to two times current base salary plus bonus for the four preceding quarterly periods. Mr. Headley also entered into a deferred compensation agreement with the Company effective March 1, 1992, pursuant to which a deferred compensation account in the amount of $1,855,000 was established for Mr. Headley which has vested or will vest at the rate of one-seventh on March 1 in each of the years 1993 through 1999. The vested portion in general may be applied only to offset the purchase price of the stock options granted to Mr. Headley. If, on any March 1 vesting date, the fair market value of the Company is determined to be less than $40 million, the vesting schedule is delayed by one year for each scheduled vesting date. Of the $281,456 bonus payment paid to Mr. Headley in fiscal year 1995, $233,000 will be credited against future bonus payments to be paid to Mr. Headley.

         Mr. Headley entered into a Separation Agreement with the Company on March 1, 1994. The Separation Agreement provides for certain payments to be made to Mr. Headley following his termination upon a "Change of Control" of the Company, subject to certain limitations. A Change of Control is defined to include: (i) a merger or consolidation when the holders of the Company's voting stock immediately prior to the merger or consolidation hold less than a majority of the voting stock, directly or indirectly, of the surviving corporation immediately after the merger or consolidation; (ii) any sale, lease, exchange, transfer of all, or substantially all, of the assets of the Company; and (iii) the approval by the Company's shareholders of a plan or proposal for the liquidation or dissolution of the Company. In the event of termination upon a Change of Control, the Separation Agreement provides that Mr. Headley will receive a separation payment, equal to the difference between
2.99 times Mr. Headley's salary and the amount determined to be "contingent upon a change of ownership or control," within the meaning of the Internal Revenue Code, arising from acceleration of stock options granted to Mr. Headley. Mr. Headley is further entitled to full benefit coverage under the Company's life insurance and health plans for a period of three years following a change of control.

         Richard M. Brooks entered into an employment agreement with the Company for a term expiring on January 22, 2000, which provides for his employment as Senior Vice President and Chief Financial Officer. This agreement provided for an initial base salary of $175,000 annually, subject to increases at the Company's discretion, and for quarterly bonuses in an amount equal to 5% of base salary, 75% of which is payable if the Company meets certain financial projections approved by the Board of Directors for the applicable quarter, and 25% of which is payable based upon a performance evaluation by the Chief Executive Officer. This





                                     III-9
agreement also provided for the grant of options to Mr. Brooks to purchase 20,000 shares of the Company's Common Stock at an exercise price of $10.50 per share, to vest 20% per year over a five year period, and for the Company to request the Compensation Committee of the Board of Directors to grant the additional options to Mr. Brooks to purchase up to 10,000 shares of the Company's Common Stock upon the sixth and twelfth month anniversaries of his employment with the Company, pursuant to which Mr. Brooks was granted options to purchase an additional 10,000 shares of the Company's Common Stock, at an exercise price of $4.25 per share. The Company may terminate the agreement before the end of its term upon occurrence of certain events which constitute termination "for cause." In the event of termination of the agreement, Mr. Brooks shall be entitled to all accrued and unpaid salary, bonus, vacation and expenses under the agreement.

                 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
                    PARTICIPATION IN COMPENSATION DECISIONS

         The Compensation Committee consists of five nonemployee directors. Currently, the members of the Compensation Committee are Dr. Bauer and Messrs. Nelson (Chairman) and Pennington. None of the executive officers of the Company serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of the Company.

         Messrs. Nelson and Schmitz, directors of the Company, are each executive officers of Mercy and Mr. Tootelian, a director of the Company, is Chairman of the Board of Methodist, and is a director of Mercy. Mr. Kutzman, a director of the Company, is a member of the Board of Trustees of Auburn Faith Community Hospital, an affiliate of Sutter Health. Mr. Murray, a director of the Company, is a member of the Board of Trustees of Sutter Community Hospitals, an affiliate of Sutter Health and SACC. Mr. Burgis is an executive officer of Catholic Healthcare West, an affiliate of Mercy. Sutter Health and SACC, Mercy, and Methodist, as successor to Valley Health Care Corporation (collectively, the "Hospital Stockholders") currently own approximately 38.4%, 20.8% and 14.0%, respectively, of the outstanding shares of the Company's Common Stock. Hospitals affiliated with the Hospital Stockholders have contracts with the Company for provision of clinical laboratory testing services.


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

         The following table sets forth, at June 24, 1996, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the total number of outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Named Executives, and
(iv) all directors and officers of the Company, as a group.





                                     III-10

                                                     AMOUNT AND
                                                       NATURE        PERCENT
                                                     BENEFICIAL         OF
                                                  OWNERSHIP (1)(2)  CLASS (3)
                                                  ----------------  ---------
BENEFICIAL OWNERS OF 5% OR MORE:
- -------------------------------
Sutter Health (4) . . . . . . . . . . . . . . .      2,893,714          47.8%
SACC (4)  . . . . . . . . . . . . . . . . . . .      1,393,714          23.0
Mercy Healthcare Sacramento (5) . . . . . . . .      1,258,714          20.8
Methodist Hospital of Sacramento (6)  . . . . .        845,809          14.0
Oppenheimer Management Corporation (7)  . . . .        737,705          12.2
Mutuelles AXA (8) . . . . . . . . . . . . . . .        682,489          11.3
OppenheimerFunds, Inc. (7)  . . . . . . . . . .        655,738          10.8
FMR Corp. (9) . . . . . . . . . . . . . . . . .        508,950           8.4
Oppenheimer Total Return Fund, Inc. (7) . . . .        327,869           5.4
Oppenheimer Discovery Fund (7)  . . . . . . . .        327,869           5.4





                                     III-11

                                                     AMOUNT AND
                                                       NATURE        PERCENT
                                                     BENEFICIAL         OF
                                                  OWNERSHIP (1)(2)  CLASS (3)
                                                  ----------------  ---------
DIRECTORS:
- ---------
Stephen N. Bauer (10) . . . . . . . . . . . . .          260,687         4.3
John R. Burgis  . . . . . . . . . . . . . . . .                -           -
Nathan L. Headley (11)  . . . . . . . . . . . .          439,389         6.8
Michael T. Kutzman  . . . . . . . . . . . . . .                -           -
Todd A. Murray (12) . . . . . . . . . . . . . .            3,333           *
Raymond Nelson (12) . . . . . . . . . . . . . .            6,666           *
Neil L. Pennington (12) . . . . . . . . . . . .            6,667           *
Vincent Schmitz (12)  . . . . . . . . . . . . .            6,667           *
Dennis H. Tootelian (12)  . . . . . . . . . . .            3,333           *
John R. Wheaton (13)  . . . . . . . . . . . . .            7,267           *
NAMED EXECUTIVES OTHER THAN MR. HEADLEY:
- ---------------------------------------
Richard M. Brooks (12)  . . . . . . . . . . . .            4,000           *
Joseph L. Gallagher (12)  . . . . . . . . . . .           16,000           *
Taylor R. McKeeman (12) . . . . . . . . . . . .           21,890           *
Robert P. Headley (12)  . . . . . . . . . . . .            4,000           *
DIRECTORS AND OFFICERS AS GROUP:
- -------------------------------
All directors and officers
as a group (17 persons) (14)  . . . . . . . . .          584,681         9.7

- ---------------------------
* - Less than one percent

(1) As of May 10, 1995 and June 10, 1995, the Company issued warrants ("Warrants") to purchase up to a total of 1,500,000 shares of Common Stock, which became exercisable for all such shares as of June 10, 1995. The right to purchase 125,000 of such shares is exercisable at $4.2219 per share. The right to purchase the remaining 1,375,000 of such shares is exercisable at $5.1266 per share. On August 24, 1993, the Company issued its Debentures in the aggregate principal amount of $40,000,000, which are immediately convertible into the Company's Common Stock at a conversion price of $12.20 per share. As indicated below and in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), beneficial ownership information with respect to holders of Warrants and Debentures assumes conversion of Warrants or Debentures, respectively, into shares of Common Stock.

(2) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act.





                                     III-12

(3) Percentage amounts reflect exercise of Warrants, conversion of Debentures, or exercise of options only as to holders of such Warrants, Debentures, or options, respectively, in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.

(4) As of May 10, 1995 and June 22, 1995, the Company issued the Warrants to Sutter Health to purchase up to a total of 1,500,000 shares of Common Stock, which became exercisable for all such shares as of June 10, 1995. See "Item 13. Certain Relationships and Related Transactions -- Issuance of Warrants to Sutter Health." Sutter Health filed a Schedule 13D with the SEC for May 10, 1995 and Sutter Health filed a Schedule 13D with the SEC for June 22, 1995, both pursuant to the Exchange Act, reporting issuance of the Warrants and stating that Sutter Health is the sole corporate member of SACC, which itself owns 1,393,714 shares of Common Stock. According to these filings, Sutter Health has the right to appoint all of the directors of SACC. As a result, Sutter Health owns beneficially a total of 2,893,714 shares of Common Stock, 1,500,000 shares for which it possesses sole voting power and sole dispositive power, and 1,393,714 shares for which it shares voting power and dispositive power with SACC. SACC owns beneficially 1,393,714 shares of Common Stock, with respect to none of which it possesses sole voting power and sole dispositive power, and with respect to 1,393,714 of which it shares voting power and dispositive power with Sutter Health. The power to dispose of and vote the shares of Common Stock held by Sutter Health resides with its Board of Directors as a group and not with any one individual. The Board of Directors is composed of Mr. Ralph Anderson, Mr. Paul Feldstein, Mr. Van Johnson, Mr. Robert Monagan, Dr. Harold Ray, and Ms. Annita Watson. All such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. The power to dispose of and to vote the shares of Common Stock held by SACC resides with its Board of Directors as a group and not with any one individual. The Board of Directors is comprised of Mr. Van Johnson, Mr. Robert T. Monagan, Ms. Elizabeth Shih, and Ms. Annita Watson. All of such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. The address for Sutter Health and SACC is One Capitol Mall, Sacramento, California.

(5) The power to dispose of and to vote the shares of Common Stock held by Mercy Healthcare Sacramento ("Mercy") resides with its Board of Directors as a group and not with any one individual. The Board of Directors is comprised of Dr. Jose Abad, Mr. Alvan D. Arthur, Mr. William T. Fike, Dr. Richard Heater, Sister Kathleen Kearney, Dr. James Kiley, Ms. Eleanor Langpaap, Dr. Paul Miller, Sister Bridget McCarthy, Sister Patricia Mulderrig, Dr. Queen Randall, Dr. Dennis Tootelian and Mr. Larry Wilson. All of such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. Mercy is the sole corporate member of Methodist Hospital of Sacramento ("Methodist"). Methodist has the ability to select 3 of the 14 members of the Board of Directors of Mercy and Mercy has the ability to select 3 of the 16 members of the Board of Directors of Methodist and has approval rights regarding the remaining 13 directors. Mercy may be deemed to be the beneficial owner under the federal securities laws of shares of Common Stock held by Methodist. See note (7) below. The address for Mercy is 10540 White Rock Road, Sacramento, California.

(6) The power to dispose of and to vote the shares of Common Stock held by Methodist resides with its Board of Directors as a group and not with any one individual. The Board of Directors is comprised of Dr. Jose Abad, Mr. Gil Albiani, Ms. Doreen T. Chan, Dr. John R. Cox, Dr. Richard DeFelice, Mr. Eric Gragg, Ms. Goldie Hall, Dr. Richard Heater, Ms. Eleanor Langpaap, Dr. Leonard Lehr, Sister Bridget McCarthy, Dr. Queen Randall, Mr. Robert
     J. Rose, Dr. Dan L. Stewart, Dr. Dennis H. Tootelian and Dr. John Yen.
     All of such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. The address for Methodist is 7500 Timberlake Way, Sacramento, California.

(7) OppenheimerFunds, Inc. ("OFI") filed a Schedule 13G dated February 8, 1995 with the SEC pursuant to the Exchange Act. The Schedule 13G states that OFI owns beneficially 655,738 shares, with respect to none of which it has sole voting power, shared voting power as to no shares, sole dispositive power as to no shares and shared dispositive power as to 655,738 shares. Such shares are issuable upon conversion of the Company's Debentures. Oppenheimer Management Corporation ("OMC"), Oppenheimer Discovery Fund





                                     III-13

     ("ODF"), and Oppenheimer Total Return Fund, Inc. ("OTR") filed a Schedule 13G dated February 10, 1995 with the SEC pursuant to the Exchange Act.
     The Schedule 13G states that OMC owns beneficially 737,705 shares of which it has sole voting power as to no shares, shared voting power as to no shares, sole dispositive power as to no shares and shared dispositive power as to 737,705 shares. Such shares are issuable upon conversion of the Company's Debentures. OMC disclaims beneficial ownership as to such shares. The Schedule 13G also states that ODF and OTR each own beneficially 327,869 shares of which they each have sole voting power as to 327,869 shares, shared voting power as to no shares, sole dispositive power as to no shares and shared dispositive power as to 327,869 shares. Such shares are issuable upon conversion of the Company's Debentures. The address for OFI, OMC, ODF and OTR is Two World Trade Center, New York, New York.

(8) AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle (collectively, "Mutuelles AXA"), AXA, and The Equitable Companies Incorporated jointly filed an Amendment No. 2 to Schedule 13G, dated February 14, 1996, with the SEC pursuant to the Exchange Act. Mutuelles AXA, as a group, owns a majority interest in AXA. AXA owns a majority interest in The Equitable Companies Incorporated. The Amendment No. 2 to Schedule 13G states that these entities beneficially own 682,489 shares of Common Stock, of which they have sole voting power as to 680,489 shares, shared voting power as to no shares, sole dispositive power as to 680,489 shares, and shared dispositive power as to 2,000 shares. Of such 682,489 shares, 677,047 shares are issuable upon conversion of Debentures owned beneficially by these entities. Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle are located at 101-100 Terrasse Boieldieu 92042, Paris La Defense, France. AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle are located at La Grande Arche, Pardi Nord, 92044, Paris La Defense, France. Uni Europe Assurance Mutuelle is located at 24 Rue Drouot, 75009, Paris, France. AXA is located at 23, Avenue Matignon, 75008, Paris, France. The Equitable Companies Incorporated is located at 787 Seventh Avenue, New York, New York.

(9) FMR Corp. ("FMR") filed a Schedule 13D dated March 12, 1996 with the SEC pursuant to the Exchange Act. The Schedule 13D states that FMR, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR, and Fidelity Management Trust Company ("FMTC"), a wholly-owned subsidiary of FMR, own beneficially 508,950 shares, of which FMR has sole voting power as to 508,950 shares, shared voting power as to no shares, sole dispositive power as to 508,950 shares and shared dispositive power as to no shares. Of such 508,950 shares, 80,360 shares are issuable upon conversion of Debentures owned beneficially by FMR through Fidelity. The principal offices of FMR, Fidelity and FMTC are located at 82 Devonshire Street, Boston, Massachusetts.

(10) Includes 6,667 shares issuable upon exercise of stock options within 60 days of June 15, 1996. Dr. Bauer has sole voting power as to 219,020 shares, shared voting power as to 35,000 shares, sole dispositive power as to 219,020 shares and shared dispositive power as to 35,000 shares.

(11) Such shares are issuable upon exercise of stock options within 60 days of June 15, 1996 with approval of the Company's shareholders.

(12) Such shares are issuable upon exercise of stock options within 60 days of June 15, 1996.

(13) Includes 6,667 shares issuable upon exercise of stock options within 60 days of June 15, 1996.

(14) Includes 354,654 shares issuable upon exercise of stock options within 60 days of June 15, 1996.





                                     III-14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                VOTING AGREEMENT

         The Hospital Stockholders have entered into a Voting Agreement which extends to March 1, 2002 under which they have agreed that the Board of Directors of the Company shall consist of:

              .    Its Chief Executive Officer (currently Nathan L. Headley);

              . Two directors who are independent under standards established by the National Association of Securities Dealers for Nasdaq National Market System companies (which presently exclude officers and employees as well as individuals who have relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment) or by any stock exchange on which the Common Stock is listed and who are not employed by the Hospital Stockholders or any of their affiliates ("Independent Directors"); and

              . Eight directors agreed upon by the Hospital Stockholders in the manner described below ("Hospital Representatives").

         The Company's directors are divided into three classes. The Voting Agreement assigns the Independent Directors to Classes I and II and the Chief Executive Officer to Class III. The Hospital Representatives are assigned two to Class I, three to Class II and three to Class III.

         Sutter and Mercy are each entitled to designate one Hospital Representative and the Nominating Committee of the Board of Directors is entitled to nominate an Independent Director to serve in Class I. Sutter, Mercy and Methodist are each entitled to designate one Hospital Representative to serve, together with the Chief Executive Officer, in Class III.

         Of the Company's current directors, eight are Hospital Representatives. Dr. Bauer and Messrs. Burgis, Nelson and Schmitz were designated by Mercy, Mr. Tootelian was designated by Methodist, and Messrs. Kutzman, Murray and Pennington were designated by SACC. Mr. Wheaton is an Independent Director, and one Independent Director seat remains vacant.

         If any Hospital Stockholder's voting power in the Company should decline relative to the voting power of the others, its rights to designate Hospital Representatives within any class of directors may diminish. In Class I, a Hospital Stockholder which owns shares representing more than 66-2/3% of the voting power represented by all shares of Common Stock held by all Hospital Stockholders, or a Hospital Stockholder which owns shares representing at least 33-1/3% of such voting power in a case where no other Hospital Stockholder owns shares representing at least 29% of such voting power, would be entitled to designate both Hospital Representatives in that class. In Classes II and III, a Hospital Stockholder which owns shares representing more than 80% of such voting power, or a Hospital Stockholder which owns shares representing more than 60% of such voting power in a case where no other Hospital Stockholder





                                     III-15
owns shares representing at least 20% of such voting power, would be entitled to designate all three Hospital Representatives in the particular class, and there are intermediate situations in which a particular Hospital Stockholder would be able to designate two Hospital Representatives in Class II or III or where, in the case of deadlock between two Hospital Stockholders having equal voting power, such designation would be made by coin toss.

         A Hospital Stockholder who ceases to own beneficially at least 5% of the issued and outstanding shares of Common Stock on a fully diluted basis would cease to have any rights or obligations under the Voting Agreement, and the rights of the remaining Hospital Stockholders to designate Hospital Representatives would be adjusted in accordance with a formula.

         While the Hospital Stockholders agree to vote their shares of Common Stock for directors selected as described above, the Voting Agreement would not apply to elections where a Hospital Stockholder has failed to designate a Hospital Representative which it is entitled to designate or where the Nominating Committee has failed to designate an Independent Director.

         If Methodist should undergo a change in control (as defined in the Voting Agreement), neither SACC nor Mercy would be required to vote its shares of Common Stock for Hospital Representatives designated by Methodist. If the person assuming control of Methodist is not a party to the Voting Agreement, Methodist would cease to have any rights of obligations thereunder; if such person is a party to the Voting Agreement, Methodist's shares would be added to its own for purposes of designating Hospital Representatives under the provisions described above in accordance with a formula.


                     ISSUANCE OF WARRANTS TO SUTTER HEALTH

         On May 10, 1995, the Company entered into an agreement with Sutter Health whereby Sutter Health guaranteed $3.5 million of the Company's indebtedness to its lending syndicate (pursuant to the "Guaranty") in exchange for the issuance by the Company of warrants (the "Warrants") to purchase up to
1.5 million shares of the Company's Common Stock. Immediately prior to these transactions, SACC owned approximately 23.1% of the outstanding Common Stock. The Warrants provide for the right to purchase Common Stock prior to the Expiration Date (as defined below). Upon execution of the Guaranty, the Company issued a Warrant for the right to purchase up to 1.2 million shares (or approximately 19.9%) of the Common Stock outstanding in three tranches. The first tranche consists of the right to purchase 125,000 shares of Common Stock, which became exercisable upon execution of the Guaranty (May 10, 1995), at $4.2219 per share (70% of the Reference Value, as defined below). The second tranche consists of the right to purchase 687,500 additional shares of Common Stock, which also became exercisable on May 10, 1995, at $5.1266 per share (85% of the Reference Value). The third tranche consists of the right to purchase 387,500 additional shares of Common Stock, which became exercisable on June 10, 1995, also at $5.1266 per share (85% of the Reference Value).

         The Reference Value is defined as the lower of the average closing price per share of the Common Stock for the five trading days ending on May 9, 1995 ($7.25000) and the average





                                     III-16
closing price per share of the Common Stock for the twenty trading days beginning May 10, 1995 ($6.03125). The Expiration Date is defined as the ninetieth day following the date that the Guaranty expires pursuant to its terms, which is the date on which all indebtedness and payment obligations under the Credit Agreement are satisfied.

         The Company issued a second Warrant to Sutter Health, covering the remaining shares, as of June 10, 1995. The second Warrant provides for the right to exercise, on terms identical to those of the third tranche of the first Warrant, of up to 300,000 additional shares of Common Stock.

         All shares of Common Stock that may be issued pursuant to the terms of the Warrants carry registration rights, pursuant to which Sutter Health or its registered assigns (each a "Warrant Holder") may: (i) prior to the Expiration Date, require the Company to take actions necessary to permit the Warrant Holder to sell shares of Common Stock issued pursuant to the Warrants (but may not require the Company to file more than two registration statements relating thereto); and (ii) prior to the date that is three years following the Expiration Date, require the Company to include shares of Common Stock held by the Warrant Holder in any registration, subject to certain exceptions, to be effected by the Company. Other than fees of the Warrant Holder's counsel and applicable filing fees and underwriting discounts, the Company is obligated to pay all fees and expenses in connection with any registration effected pursuant to these provisions.

         The Company agreed to pay reasonable fees and expenses of Sutter Health's outside advisors in connection with the Guaranty, up to $50,000.


                                  INDEBTEDNESS

         On October 31, 1990, the Company loaned Mr. Headley, the President and Chief Executive Officer of the Company, $50,000. The loan, which matures in October 1996, bears interest at 10% per annum. On October 4, 1993, the Company loaned Mr. Headley $150,000. The loan, which matures in October 1996, bears interest at 7% per annum. On April 28, 1994, the Company loaned Mr. Headley $150,000. The loan, which matures in October 1996, bears interest at 7% per annum. As of June 30, 1996, Mr. Headley remained indebted to the Company in the amount of $350,000.



                                     III-17

                                 MISCELLANEOUS

         The Company provides laboratory testing and information services to hospitals affiliated with the Hospital Stockholders. In addition, these hospitals occasionally provide specialized laboratory services to the Company and bill the Company at negotiated rates representing a discount to the hospitals' customary charge. The Company also leases patient service center space and purchases other services and supplies from affiliates of the Hospital Stockholders.

         In June 1995, Tiger Creations, Inc. a company in which Cecilia Gallagher, the wife of Joseph T. Gallagher, a Senior Vice President and General Manager of the Company, has a financial interest, entered into an arrangement to purchase certain vehicles from P.H.H. Vehicle Management Services. These vehicles, which had previously been leased by the Company and were surplus to the Company's needs, were purchased for the purpose of repairing and restoring the vehicles for resale. The aggregate purchase price paid by Tiger Creations, Inc. to P.H.H. Vehicle Management Services was $64,009.00 and the net profit to Tiger Creations, Inc. from the resale of such vehicles was approximately $2,750.00.




                                     III-18

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                           PAGE
                                                                                                           ----
(a)      Financial Statements, Schedules and Exhibits.

         1.      Financial Statements included in Part II of this Annual Report:

                 Report of Independent Public Accountants                                                II-16

                 Balance Sheets as of February 28 or 29, 1995 and 1996                            II-17, II-18

                 Statements of Operations for years ended February 28 or 29, 1994, 1995,
                 and 1996                                                                                II-19

                 Statements of Cash Flows for years ended February 28 or 29, 1994,
                 1995 and 1996                                                                           II-20

                 Statements of Changes in Shareholders' Equity (Deficit) for years ended
                 February 28 or 29, 1994, 1995 and 1996.                                                 II-21

                 Notes to Financial Statements                                                   II-22 - II-41

         2.      Financial Statement Schedules as of February 29, 1996 and for
                 years ended February 28 or 29, 1994, 1995 and 1996, included in Part
                 IV of this Annual Report:

                 Schedule VIII -- Valuation and Qualifying Accounts

                 Financial statement schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto and Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.  Captions and column headings have been omitted where not applicable.

         3.      Exhibits:

                 The exhibits to this Annual Report are listed in the Exhibit Index beginning on page IV-5 of this Annual Report.

(b)      Reports on Form 8-K:

         No Current Reports on Form 8-K were filed for the quarter ended February 29, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 1996.

PHYSICIANS CLINICAL LABORATORY, INC.



By:  /s/ NATHAN L. HEADLEY
     -------------------------------------
     Nathan L. Headley
     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                     Date
         ---------                         -----                     ----

    /s/ NATHAN L. HEADLEY          President and Chief Executive August 5, 1996
- --------------------------         Officer (Principal Executive
     Nathan L. Headley             Officer)



    /s/ RICHARD M. BROOKS          Senior Vice President and     August 5, 1996
- ---------------------------        Chief Financial Officer
     Richard M. Brooks             (Principal Financial Officer)


    /s/ WAYNE E. COTTRELL          Vice President, Finance       August 5, 1996
- ---------------------------        (Principal Accounting
     Wayne E. Cottrell             Officer)


             *                     Chairman of the Board of      August 5, 1996
- --------------------------         Directors
     Stephen N. Bauer


             *                     Director                      August 5, 1996
- --------------------------
      John R. Burgis


             *                     Director                      August 5, 1996
- --------------------------
    Michael T. Kutzman


             *                     Director                      August 5, 1996
- --------------------------
      Todd A. Murray


             *                     Director                      August 5, 1996
- --------------------------
      Raymond Nelson


             *                     Director                      August 5, 1996
- --------------------------
    Neil L. Pennington

             *                     Director                     August 5, 1996
- --------------------------
      Vincent Schmitz

             *                     Director                     August 5, 1996
- --------------------------
    Dennis H. Tootelian


             *                     Director                     August 5, 1996
- --------------------------
      John R. Wheaton

* - Nathan L. Headley, by signing his name hereto, does hereby sign this report on behalf of each of the indicated officers and directors of Physicians Clinical Laboratory, Inc. on this 5th day of August, 1996, pursuant to powers of attorney executed on behalf of such officers and directors.


By:  /s/ NATHAN L. HEADLEY
     ---------------------------
     Nathan L. Headley
     Attorney-in-Fact

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         FINANCIAL STATEMENT SCHEDULES


                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNT



                              3/1/93               CHARGED                                                 2/28/94
                             BEGINNING                TO                                                   ENDING
 DESCRIPTION                  BALANCE              EXPENSE            (WRITE-OFFS)       RECOVERIES        BALANCE
 -----------                  -------              -------            ------------       ----------        -------
 Allowance for doubtful
 accounts                      $752,098           $2,502,280          $(2,797,126)        $150,089         $607,341


                              3/1/94               CHARGED                                                 2/28/95
                             BEGINNING                TO                                                   ENDING
 DESCRIPTION                  BALANCE              EXPENSE            (WRITE-OFFS)       RECOVERIES        BALANCE
 -----------                  -------              -------            ------------       ----------        -------
 Allowance for doubtful
 accounts                      $607,341           $4,318,516          $(4,000,000)        $322,094         $603,763


                              3/1/95               CHARGED                                                 2/29/96
                             BEGINNING                TO                                                   ENDING
 DESCRIPTION                  BALANCE              EXPENSE            (WRITE-OFFS)       RECOVERIES        BALANCE
 -----------                  -------              -------            ------------       ----------        -------
 Allowance for doubtful
 accounts                      $607,763          $29,659,625         $(27,068,323)      $1,436,935       $4,632,000

                                 EXHIBIT INDEX


Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and incorporated herein by reference.

EXHIBIT
  NO.                             DESCRIPTION
- -------                           -----------
2.1      Agreement of Purchase and Sale of Assets among the Company, CLSI, MetPath,
         Inc., California Regional Reference Laboratory, DCL-CA and Redwood, dated as of February 28, 1994, (without exhibits and schedules; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K for February 24, 1994 and
         incorporated herein by reference).

2.2      Side-Letter, dated April 4, 1994, among the parties set forth in Exhibit 2.1
         (without exhibits and schedules and filed as Exhibit 2.2 to the Company's
         Current Report on Form 8-K for April 4, 1994 and incorporated herein by reference).

3(i).1   Certificate of Incorporation of the Company, as amended (filed as Exhibit
         3.1 to the Company's Registration Statement on Form S-1 (File No. 33-50812)
         and incorporated herein by reference).

3(ii).1  Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the
         Company's Registration Statement on Form S-1 (File No. 33-50812) and incorporated herein by reference).

4.1      Certificate of Incorporation of the Company, as amended (filed as Exhibit
         3.1 to the Company's Registration Statement on Form S-1 (File No. 33-50812)
         and incorporated herein by reference).

4.2      Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the
         Company's Registration Statement on Form S-1 (File No. 33-50812) and incorporated herein by reference).

4.3      Specimen Common Stock Certificates of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

4.4      Registration Rights Agreement, dated as of September 10, 1992, between the
         Company and Medical Group Pathology Laboratory, Inc. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

4.5      Registration Rights Agreement between the Company and Pathologist Clinical
         Laboratories of Glendale, Inc. (filed as Exhibit 4.1 to the Company's
         Current Report on Form 8-K for January 29, 1993 and incorporated herein by reference).

4.6      Registration Rights Agreement between the Company and San Joaquin
         Diagnostics Inc. (filed as Exhibit 4.2 to the Company's Current Report on
         Form 8-K for January 29, 1993 and incorporated herein by reference).

4.7      Indenture, dated as of August 24, 1993 among the Company, Donaldson, Lufkin
         & Jenrette Securities Corporation and Smith Barney Shearson Inc. (filed as
         Exhibit 4.4 to the Company's Form S-3 Registration Statement (File No.
         33-71374) and incorporated herein by reference).

4.8      Registration Rights Agreement, dated as of August 24, 1993, among the
         Company, Donaldson, Lufkin & Jenrette Securities Corporation and Smith
         Barney Shearson Inc. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 9, 1993 and incorporated herein by reference).

4.9 Credit Agreement, dated as of April 1, 1994, between the Company and the Banks (incorporated by reference to Exhibit 4.1 of the Company's Current
         Report on Form 8-K for April 4, 1994) (without exhibits and schedules).

4.10     First Amendment to Credit Agreement, dated as of July 28, 1994 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K for
         May 8, 1995) (without exhibits and schedules).

4.11     Second Amendment to Credit Agreement, dated as of September 27, 1994
         (incorporated by reference to Exhibit 4.3 of the Company's Current Report on
         Form 8-K for May 8, 1995) (without exhibits and schedules).

4.12     Third Amendment to Credit Agreement, dated as of May 10, 1995 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K for
         May 8, 1995) (without exhibits and schedules).

4.13     Form of Fourth Amendment to Credit Agreement, dated as of July 31, 1995
         (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the
         Fiscal Year Ended February 28, 1995 and incorporated herein by reference).

4.14     Guaranty, dated as of May 10, 1995, granted by Sutter Health to the Banks
         (incorporated by reference to Exhibit 4.5 of the Company's Current Report on
         Form 8-K for May 8, 1995).

4.15     Form of Guaranty executed by Diagnostic Laboratories, Inc., Regional
         Reference Laboratory Governing Corporation, and Quantum Clinical
         Laboratories, Inc., each a subsidiary corporation of the Company, and
         California Regional Reference Laboratory, a limited partnership of which the
         Company is, indirectly, the sole general partner and limited partner


         (incorporated by reference to Exhibit 4.6 of the Company's Current Report on
         Form 8-K for May 8, 1995).

4.16     Agreement, dated as of May 10, 1995, between the Company and Sutter Health
         (incorporated by reference to Exhibit 4.7 of the Company's Current Report on
         Form 8-K for May 8, 1995).

4.17     Warrant W-001, dated as of May 10, 1995 (incorporated by reference to
         Exhibit 4.8 of the Company's Current Report on Form 8-K for May 8, 1995).

4.18     Warrant W(A)-001, dated as of June 9, 1995 (incorporated by reference to
         Exhibit 4.1 of the Company's Current Report on Form 8-K for July 14, 1995).

4.19     Collateral and Security Agreement, dated as of April 1, 1994, among the
         Company, Wells Fargo Bank, National Association, as Agent, and the Financial
         Institutions party thereto (filed as Exhibit 4.2 to the Company's Current
         Report on Form 8-K for April 4, 1994 and incorporated herein by reference).

4.20     Guaranty and Security Agreement, dated as of April 1, 1994, among Diagnostic
         Laboratories, Inc., a California corporation, Wells Fargo Bank, National
         Association, as Agent, and the financial institutions party thereto (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K for April 4, 1994
         and incorporated herein by reference).

4.21     Guaranty and Security Agreement, dated as of April 1, 1994, among Quantum
         Clinical Laboratories, Inc., a California corporation, Wells Fargo Bank,
         National Association, as Agent, and the financial institutions party thereto
         (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K for April
         4, 1994 and incorporated herein by reference).

4.22     Guaranty and Security Agreement, dated as of April 1, 1994, among Regional
         Reference Laboratory Governing Corporation, a California corporation, Wells
         Fargo Bank, National Association, as Agent, and the financial institutions party thereto (filed as Exhibit 4.5 to the Company's Current Report on Form
         8-K for April 4, 1994 and incorporated herein by reference).

4.23     Guaranty and Security Agreement, dated as of April 1, 1994, among California
         Regional Reference Laboratory Governing Corporation, a California limited partnership, Wells Fargo Bank, National Association, as Agent, and the
         financial institutions party thereto (filed as Exhibit 4.6 to the Company's
         Current Report on Form 8-K for April 4, 1994 and incorporated herein by reference).

4.24     Leasehold Deed of Trust, Assignment of Rents and Security Agreement, dated as of April 1, 1994, by and among the


         Company, as trustor, First American Title Insurance Company, as trustee, and
         Wells Fargo Bank, National Association, as Agent for the financial institutions party to the Credit Agreement, as beneficiary related to leased property located at 1011 Rancho Conejo Boulevard, Newbury Park, California
         (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K for
         April 4, 1994 and incorporated herein by reference).

4.25     Leasehold Deed of Trust, Assignment of Rents and Security Agreement, dated as of April 1, 1994, by and among the Company, as trustor, First American
         Title Insurance Company, as trustee, and Wells Fargo Bank, National
         Association, as Agent for the financial institutions party to the Credit
         Agreement, as beneficiary related to leased property located at 2495 Natomas
         Park Drive, Suite 600, Sacramento, California (filed as Exhibit 4.25 to the
         Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28,
         1995 and incorporated herein by reference).

10.1     Amended and Restated 1992 Nonqualified Stock Option Plan of the Company
         (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1
         (File No. 33-50812) and incorporated herein by reference).

10.2     Hospital Reference Laboratory Agreement, dated as of July 1, 1990, between the Company and Sutter General Hospital (filed as Exhibit 10.4 to the
         Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

10.3     Hospital Reference Laboratory Agreement, dated as of July 20, 1990, between the Company and Methodist Hospital of Sacramento (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

10.4     Hospital Reference Laboratory Agreement, dated as of July 1, 1990, between the Company and Sutter Memorial Hospital (filed as Exhibit 10.6 to the
         Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

10.5     Hospital Reference Laboratory Agreement, dated as of July 1, 1990, between the Company and Mercy General Hospital (filed as Exhibit 10.7 to the
         Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

10.6     Hospital Reference Laboratory Agreement, dated as of June 27, 1990, between the Company and Mercy San Juan Hospital (filed as Exhibit 10.8 to the
         Company's Registration Statement on


         Form S-1 (File No. 33-50812) and incorporated herein by reference).

10.7     Regional Laboratory Medical Director Agreement, dated December 1, 1990, amended pursuant to a letter agreement dated March 15, 1993, between the
         Company and Diagnostic Pathology Medical Group, Inc. (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-50812) and
         Exhibit 10.23 to the Company's Annual Report on form 10-K for the Fiscal
         Year Ended February 28, 1993 respectively, and incorporated herein by reference).

10.8     Cytology Services Medical Director Agreement, dated March 1, 1989, between the Company and Outpatient Pathology Associated Medical Group, Inc., as
         amended (filed as Exhibit 10.10 to the Company's Registration Statement on
         Form S-1 (File No. 33-50812) and incorporated herein by reference).

10.9     Agreement, dated March 12, 1992, between the Company and HAI Financial, Inc.
         (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1
         (File No. 33-50812) and incorporated herein by reference).

10.10    Agreement, dated March 20, 1992, between the Company and HAI Financial, Inc.
         (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1
         (File No. 33-50812) and incorporated herein by reference).

10.11    Lease, dated March 8, 1994, between the Company, as lessee, and 2495 Natomas
         Park Investors as lessors, relating to property located at 2495 Natomas Park
         Drive, Sacramento, California (filed as Exhibit 10.12 to the Company's
         Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 and
         incorporated herein by reference).

10.12    Amended and Restated Voting Agreement, among Mercy Healthcare Sacramento,
         Sutter Ambulatory Care Corporation and Methodist Hospital of Sacramento
         (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
         year ended February 28, 1993 and incorporated herein by reference).

10.13    Laboratory Director Agreement (Santa Barbara), dated as of September 10,
         1992, between the Company and John P. Blanchard, M.D., Inc. (filed as
         Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No.
         33-50812) and incorporated herein by reference).

10.14    Agreement of Purchase and Sale of Assets, dated as of February 28, 1994, among the Company, CLSI, Metpath, Reference, DCL-CA and Redwood and side letter dated April 4, 1994, among the parties (filed as Exhibit 2.1 to the
         Current Report on


         Form 8-K for February 24, 1994, and Exhibit 2.3 to the Company's Current
         Report on Form 8-K for April 4, 1994, respectively, and incorporated here by reference).

10.15    Agreement for Purchase and Sale of Corporate Stock, dated as of January 28,
         1994, among the Company and the shareholders of Diagnostic Laboratories,
         Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K for
         January 28, 1994 and incorporated herein by reference).

10.16*   Technical Equipment Maintenance Management Agreement, dated as of January 12,
         1996, among the Company and Maintenance Management Corporation.

MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(A)(3) OF FORM 10-K.

10.17    Amended and Restated Employment Agreement, dated March 1, 1994, between the
         Company and Nathan L. Headley (filed as Exhibit 10.18 to the Company's
         Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 and
         incorporated herein by reference).

10.18    Amended and Restated 1990 Deferred Compensation Agreement dated March 1,
         1992, between the Company and Nathan L. Headley (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-50812) and
         incorporated herein by reference).

10.19    Deferred Compensation Agreement, dated March 1, 1992, between the Company and Nathan L. Headley (filed as Exhibit 10.13 to the Company's Registration
         Statement on Form S-1 (File No. 33-50812) and incorporated herein by reference).

10.20    Separation Agreement, dated March 1, 1994, between the Company and Nathan L.
         Headley (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K
         for the Fiscal Year Ended February 28, 1995 and incorporated herein by reference).

10.21*   Employment Agreement, dated September 8, 1995, between the Company and Richard M.
         Brooks.

12.1*    Statement regarding calculation of ratios of earnings to fixed charges.

21.1*    Subsidiaries of the Company.

23.1*    Consent of Arthur Andersen LLP.

24.1*    Powers of Attorney.

27.1*    Financial Data Schedule
