Form 10-Q
period 1996-05-31
PHYSICIANS CLINICAL LABORATORY INC
filed 1996-08-05
CIK 890685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ending May 31, 1996

                         Commission File Number 0-20678


                      PHYSICIANS CLINICAL LABORATORY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Delaware                                                                    68-0280528
- --------------------------------------------------------------------                 ------------------------
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer
                                                                                     Identification No.)


2495 Natomas Park Drive, Suite 600 Sacramento, CA                                    95833
- --------------------------------------------------------------------                 -------------------------
(Address of principal executive offices)                                             (Zip Code)


Registrant's telephone number, including area code                                   (916) 648-3500


                                      None
- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No_____

Number of shares of common stock outstanding as of June 30, 1996 was 6,051,087.

                                     INDEX


Part I.  FINANCIAL INFORMATION                                                                Page No.
                                                                                              --------
         Condensed Balance Sheets as of May 31, 1996 and February 29, 1996                       3
         Condensed Statements of Operations for the three months ended May 31, 1996              4
         and 1995

         Condensed Statements of Cash Flows for the three months ended May 31, 1996              5
         and 1995

         Notes to Condensed Financial Statements                                                 6

         Management's Discussion and Analysis of Financial Condition and Results of              13
         Operations for the three months ended May 31, 1996 and 1995

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              20

         Item 2.  Defaults on Senior Securities                                                  21

         Item 3.  Exhibits and Reports on Form 8-K                                               24

SIGNATURES                                                                                       26

                      PHYSICIANS CLINICAL LABORATORY, INC.
                            CONDENSED BALANCE SHEETS
                    AS OF MAY 31, 1996 AND FEBRUARY 26, 1996


                                                                        MAY 31,                 FEBRUARY 29,
ASSETS                                                                   1996                       1996
- ------                                                               ------------               ------------
                                                                      (Unaudited)
 CURRENT ASSETS

          Cash                                                       $     77,015               $    391,815

          Accounts receivable, net                                     15,700,653                 13,793,604

          Notes receivable                                                350,000                    350,000

          Supplies inventory                                            1,376,288                  1,370,742

          Other current assets                                            464,482                    618,287
                                                                     ------------               ------------

                  Total current assets                                 17,968,438                 16,524,448

 EQUIPMENT AND IMPROVEMENTS, NET                                       15,718,383                 16,929,581

 INTANGIBLE ASSETS, NET                                                56,308,857                 57,470,061

 OTHER ASSETS                                                             486,194                    488,289
                                                                     ------------               ------------
                                                                     $ 90,481,872               $ 91,412,379
                                                                     ============               ============
                  Total assets


 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------


 CURRENT LIABILITIES:

          Current installments of long-term debt                     $123,800,372               $123,880,031

          Accounts payable                                             13,211,890                 12,185,439

          Accrued payroll & other                                      19,645,582                 16,389,563
                                                                     ------------               ------------
                  Total current liabilities                           156,657,844                152,455,033

 LONG-TERM DEBT                                                           866,133                    955,393

 OTHER LONG TERM LIABILITIES                                            2,549,181                  2,614,537

                  Total liabilities                                   160,073,158                156,024,963

 STOCKHOLDERS' EQUITY (DEFICIT)

          Common Stock                                                     60,511                     60,331

          Paid-in capital                                              15,555,842                 15,536,906

          Retained earnings (deficit)                                 (85,207,639)               (80,209,821)
                                                                     ------------               ------------
                  Total stockholders' equity
                  (deficit)                                           (69,591,286)               (64,612,584)
                                                                     ------------               ------------

          Total liabilities and stockholders' equity
          (deficit)                                                  $ 90,481,872               $ 91,412,379
                                                                     ============               ============



   The accompanying notes are an integral part of these condensed statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995



                                                                          THREE MONTHS ENDED
                                                                               MAY 31,
                                                                ----------------------------------------
                                                                    1996                        1995
                                                                -----------                  -----------
 NET REVENUE                                                    $19,735,539                  $25,091,440

 DIRECT LABORATORY COSTS                                          6,401,713                    8,510,147
                                                                -----------                  -----------
          Gross profit                                           13,333,826                   16,581,293

 LABORATORY SUPPORT COSTS                                         5,209,312                    6,360,111
                                                                -----------                  -----------
          Laboratory profit                                       8,124,514                   10,221,182

 OVERHEAD EXPENSE                                                 9,370,017                   10,290,187
                                                                -----------                  -----------
          Operating Loss                                         (1,245,503)                     (69,005)

 INTEREST EXPENSE AND OTHER, NET                                  3,752,317                    2,947,291

 INCOME TAXES                                                             0                            0
                                                                -----------                  -----------
          Net Loss                                              $(4,997,820)                 $(3,016,296)
                                                                ===========                  ===========
 EARNINGS PER SHARE:

          Primary                                               $     (0.83)                 $     (0.50)

          Fully Diluted                                                 N/A                          N/A

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

          Primary
                                                                  6,050,000                    6,088,000

          Fully Diluted                                                 N/A                          N/A




   The accompanying notes are an integral part of these condensed statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995


                                                                        1996                     1995
                                                                    -----------              -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                           $(4,997,820)             $(3,016,296)

 Adjustments to reconcile net loss to net cash provided by operating activities

          Deferred Taxes                                                     --                 (187,967)

          Depreciation and amortization                               2,481,449                2,760,113

          Provision for doubtful accounts                             1,390,009                  932,651

          Changes in operating assets and liabilities

                  Increase in accounts receivable                    (3,297,058)              (2,169,093)

                  Net decrease (increase) in
                   inventories, prepaid costs and other
                   assets                                               150,355                 (274,413)

                  (Decrease) increase in accounts
                   payable and accrued expenses                       4,282,472                1,480,091
                                                                    -----------              -----------

 Net cash provided by (used in) operating activities                      9,407                 (474,914)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Increase of intangible assets in connection with
   acquisitions                                                              --                  (17,318)

 Acquisition of equipment and leasehold improvements                   (109,047)                (307,243)
                                                                    -----------              -----------
          Net cash provided by investing activities                    (109,047)                (324,561)
                                                                    -----------              -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowing under long-term debt                                              --                3,959,476

 Payments of principal on long-term debt                               (234,275)              (2,099,950)

 Proceeds from sale of Capital Stock                                     19,115                   --
                                                                    -----------              -----------
          Net cash provided by financing activities                    (215,160)               1,859,526
                                                                    -----------              -----------

          Net increase (decrease) in cash and cash
            equivalents                                                (314,800)               1,060,051

 CASH AND CASH EQUIVALENTS,
   beginning of period                                                  391,815                  181,896
                                                                    -----------              -----------

 CASH AND CASH EQUIVALENTS,
   end of period                                                    $    77,015              $ 1,241,947
                                                                    ===========              ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

          Cash paid for interest                                    $         0              $ 1,408,711
                                                                    ===========              ===========

          Cash paid for income taxes                                $         0              $         0
                                                                    ===========              ===========



   The accompanying notes are an integral part of these condensed statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)      SIGNIFICANT RISKS AND UNCERTAINTIES

RECENT DEVELOPMENTS

Liquidity and Operating Results.

         The liquidity and results of operations of Physicians Clinical Laboratory, Inc. ("PCL" or the "Company") were affected significantly during the fiscal quarter ended May 31, 1996, and continue to be adversely affected to the date of this Quarterly Report, by downward pressure on reimbursement revenues, billing system/process challenges and accounts receivable collection problems. The Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under its credit agreement (the "Credit Agreement") with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September of 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory. See "Negotiations Regarding Glendale and MGPL Agreements" below. The Company does not have available cash or other cash resources to cure the defaults under the Credit Agreement or the Indenture covering the Debentures, or otherwise to make interest or principal payments with respect to its debt obligations. The Company continues to experience severe cash flow problems, reductions in third party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry. In addition, the Company has engaged investment bankers to assist and advise the Company with respect to a possible restructuring of the Company's indebtedness. No assurance can be given that the Company will become a party to any such restructuring. Any such restructuring, if successful, would eliminate or substantially dilute the value of existing stockholders' interests and would significantly dilute or otherwise impair the recovery (if any) of the Company's Debentureholders. As of May 31, 1996, the Company had a negative shareholder equity position of $69.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         During the second quarter of fiscal year 1996, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendment to its Credit Agreement with a group of banks led by Wells Fargo Bank National Association (the holders of the Company's debt obligations pursuant to the Credit Agreement hereinafter are referred to as the "Bank Group"). As a result of insufficient cash flows caused by, among other things, reductions in third party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry, the Company was unable to make interest payments under its Credit Agreement due monthly since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996, each in the amount of $1,200,000, and principal amortization payments due on February 7, 1996 and June 30, 1996, each in the amount of $3.6 million. In addition, the

Company failed to make two interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995 and February 15, 1996, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995. The deferred financing costs related to the Credit Agreement and the Debentures of $1,450,140 and $1,668,466, respectively, were written off as of August 31, 1995 and February 29, 1996, respectively.

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

         Approximately 64% of the Company's net revenue for the three months ended May 31, 1996, was received from third-party payors that determine themselves the rate at which they will reimburse the Company for services provided to individuals insured by them. As a result of declining reimbursement rates and other industry changes, the Company's operating income
as a percentage of net revenue has decreased substantially.   The Company's
operating income (loss) as a percentage of net revenue was (0.3%) for the three months ended on May 31, 1995, and (6.3%) for the three months ended May 31, 1996.

         The Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry to the date of this Quarterly Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These problems raise substantial doubt about the Company's ability to continue to exist as a going concern.

         Management has taken a number of actions in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         - Elimination of 254 (approximately 21%) full time equivalent employee positions.

         - Consolidation of facilities. The Company's Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was consolidated into the Sacramento laboratory in June 1996. Both locations maintain expanded STAT capabilities.

         - Use of dedicated internal teams for concentrated accounts receivable collection efforts in the Medicare, MediCal, client and patient payor categories.

         -       Completion of centralized billing capabilities.

         - Data processing system changes to improve billing and collection efforts.

         - Increased focus and human resource additions in sales and marketing to increase net revenues through internal growth.

         - Increased use of state of the art technology associated with field operations.

         - Reductions in overhead by, among other things, closing unprofitable locations.

         - Nonprofitable capitated contracts in Southern California were terminated in December 1995 and support services eliminated.

During and subsequent to the third quarter of fiscal year 1996, the company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of June 1996, these efforts have resulted in labor and infrastructure eliminations yielding approximately $900,000 per month in expense reductions. In addition to 254 full time employee equivalent reductions, some salaries have been reduced, unprofitable patient service centers have been closed, unprofitable capitated contracts have been eliminated and courier routes have been restructured.

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

         In addition, the Company agreed to make monthly interest payments, and agreed to make the interest payment that would otherwise be due on August 31, 1995, due on August 14, 1995. Previously, interest was payable quarterly. LIBOR rate interest options were eliminated. Interest rates for the periods of January 1, 1996 through March 31, 1996, April 1, 1996 through June 30, 1996 and July 1, 1996 through the term of the Credit Agreement, were increased to an annual rate of prime plus 2%, prime plus 2.5% and prime plus 3%, respectively. The Company failed to make interest payments due monthly since September, 1995, each in the amount of approximately $660,000, (excluding penalties on unpaid amounts) and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), and principal amortization payments due on February 7, 1996 and June 30, 1996 (each in the amount of $3.6 million).

         The Fourth Amendment also provided for certain adjustments to various financial covenants to reflect the actual financial results for the fiscal year ended February 28, 1995 and anticipated future results. Also, on July 31, 1995, the Company paid $100,000 of the $250,000 restructuring fee due to the Bank Group on December 31, 1995 under the Third Amendment to the Credit Agreement. The Company did not make the remaining payment of $150,000 due on December 31, 1995 as related to the restructure fee.

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

(2)      RATIO OF EARNINGS TO FIXED CHARGES:

For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations.

                                                         THREE MONTHS ENDED
                                                                MAY 31,
                                                       -----------------------
                                                        1996             1995
                                                       ------           ------
 Ratio of Earnings to Fixed Charges                    N/A(A)           N/A(A)





(A) Earnings are inadequate to cover fixed charges. The amount of the deficiency is $4,998,000 and $3,016,000 for the three months ended May 31, 1996 and 1995, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FISCAL QUARTER ENDED MAY 31, 1996 COMPARED TO FISCAL QUARTER MAY 31, 1995 ENDED

         Net revenue fell from $25.1 million in the three months ended May 31, 1995 to $19.7 million in the three months ended May 31, 1996, a decrease of 21.3%. This decrease is the result of reduced reimbursement from third party payors and the elimination of some unprofitable capitated contracts and the loss of some of the associated business related to those capitated contracts.

         Direct laboratory expense fell from $8.5 million for the three months ended May 31, 1995 to $6.4 million for the three months ended May 31, 1996, a decrease of 24.7%. As a percent of net revenue, direct laboratory expense decreased from 33.9% to 32.3%. This decrease is the result of reduced volumes and cost cutting measures taken in the last 12 months.

         Laboratory support expense declined from $6.4 million to $5.2 million for the fiscal quarter ended May 31, 1995 and May 31, 1996, respectively, a decrease of 18.8%. As a percent of net revenue laboratory support grew from 25.4% for the three months ended May 31, 1995 to 26.3% for the three months ended May 31, 1996. The percentage of net revenue increase is a function of lower revenues while the expense decrease is the result of cost cutting measures taken over the last 12 months to include full service laboratory processing consolidation into the Sacramento hub laboratory.

         Overhead expense, which includes selling, general and administrative expense, provision for doubtful accounts, depreciation and amortization, was reduced from $10.3 million in the fiscal quarter ended May 31, 1995 to $9.4 million for the fiscal quarter ended May 31, 1996, a decrease of 8.9%. As a percent of net revenue, overhead expense grew from 41.0% to 47.5%, again a function of declining revenue.

         Selling, general and administrative expense fell from $6.6 million for the three months ended May 31, 1995 to $5.4 million for the three months ended May 31, 1996, a decrease of 18.2%. This expense reduction is the result of cost cutting measures taken by the company in response to reduced reimbursement from third party payors.

         Provision for doubtful accounts was increased from $933,000 to $1.4 million for the first fiscal quarters ended May 31, 1995, and May 31, 1996, respectively. As a percent of net revenue, provision for doubtful accounts was increased from 3.7% for the fiscal quarter ended May 31, 1995 to 7.0% for the fiscal quarter ended May 31, 1996. The provision for doubtful accounts is adjusted based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

         Depreciation and amortization expense fell from $2.8 million for the fiscal quarter ended May 31, 1995 to $2.5 million for the fiscal quarter ended May 31, 1996. This reduction is the result of lower amortization expense due to the $25.0 million write down of intangibles at fiscal year end February 29, 1996.

         Operating loss grew from a loss of $69,000 for the fiscal quarter ended May 31, 1995 to a loss of $1.2 million for the fiscal quarter ended May 31, 1996. As a percent of net revenue, operating loss grew from (0.3%) to (6.3%) for the three months ended May 31, 1995, and May 31, 1996, respectively. This increase resulted from the downward reimbursement pressure on revenue. Expense reductions and laboratory consolidation reduced the potential loss in operating income.

         Interest expense increased from $2.9 million for the three months ended May 31, 1995 to $3.8 million for the three months ended May 31, 1996.
The increase in interest expense is the result of penalties incurred during the first fiscal quarter ended May 31, 1996, due to loans in default.

         Net loss increased from a loss of $3.0 million for the fiscal quarter ended May 31, 1995 to a loss of $5.0 million for the fiscal quarter ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The liquidity and results of operations of the Company were affected significantly during the fiscal quarter ended May 31, 1996, and continue to be adversely affected to the date of this Quarterly Report, by downward pressure on reimbursement revenues, billing system/process challenges and accounts receivable collection problems. The Company continues to experience severe cash flow problems, reductions in third- party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. These problems continue to raise substantial doubt about the Company's ability to continue to exist as a going concern. As of June 30, 1996, the Company had no available borrowing capacity under the Credit Agreement or otherwise and no excess cash. In addition, the Company has engaged investment bankers to assist and advise the Company with respect to a possible restructuring of the Company's indebtedness. No assurance can be given that the Company will become a party to any such restructuring. Any such restructuring, if successful, would eliminate or substantially dilute the value of existing stockholders' interests and would significantly dilute or otherwise impair the recovery (if any) of the Company's Debentureholders.

         During the second quarter of fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendment to its Credit Agreement with its Bank Group led by Wells Fargo Bank National Association. Bank fees, legal fees, professional advisor fees and related costs of $1,062,073 were incurred. As a result of insufficient cash flows caused by, among other things, reductions in third-party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry, the Company was unable to make interest payments due monthly since September, 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996 and June 30, 1996, each in the amount of $3.6 million. In addition, the Company failed to make two interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995 and February 16, 1996, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995.

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

         Management has taken a number of actions in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         - Elimination of 254 (approximately 21%) full time equivalent employee positions.

         - Consolidation of facilities. The Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was downsized in June 1996 and consolidated into the Sacramento laboratory. Both locations maintain expanded STAT facilities.

         - Use of dedicated internal teams for concentrated account receivable collection efforts in the Medicare, MediCal, client and patient payor categories.

         -       Completion of centralized billing capabilities.

         - Data processing system changes to improve billing and collection efforts.

         - Increased focus and human resource additions in sales and marketing to increase net revenues through internal growth.

         - Increased use of state of the art technology associated with field operations.

         - Reductions in overhead by, among other things, closing unprofitable locations.

         - Non-profitable capitated contracts in Southern California were terminated in December 1995 and support services eliminated.

During and subsequent to the third quarter of fiscal year 1996, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of June 1996, these efforts have resulted in labor and infrastructure eliminations yielding approximately $900,000 per month in expense reductions. In addition to 254 full time employee equivalent reductions, some salaries have been reduced, unprofitable patient service centers have been closed, unprofitable capitated contracts have been eliminated and courier routes have been restructured.

         Net cash flows from operating activities increased from ($475,000) in the first fiscal quarter 1996 to $9,000 from the same period in fiscal 1997 as a result of increasing accounts payable and other accrued expenses.

         Cash flows from investing activities generally have been negative through the periods prior to and including the first quarter of fiscal 1997, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities decreased from $325,000 for the quarter ended May 31, 1995, to $109,000 for same period in fiscal 1997. The decrease in cash used in investing activities in fiscal 1997 is due to reduced equipment and leasehold purchases.

         Cash flows from financing activities have reflected borrowings and repayments of long-term debt. Cash used for financing activities for the fiscal quarter ended May 31, 1996 was $215,000 as contrasted with cash provided by financing activities of $1.9 million for the first quarter of fiscal 1995. Cash provided by financing activities reflected borrowings to finance various capital projects.

         As of May 31, 1996, the Company had approximately $124.8 million of indebtedness of which $40 million represents the Debentures; approximately $80.9 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $150,000 is owed to the City of Burbank as a redevelopment loan (the amount is forgiven ratably over 10 years if the Company continues to occupy the building); and approximately $1.3 million is owed under capital lease obligations. Of such indebtedness, $40 million bears interest at 7.5% and is due by its terms in August 2000; $47.4 million in bank borrowings bears interest at prime plus 1.125% and is due by its terms in March 2000; $33.5 million in bank borrowings bears interest at prime plus 1.125% and is due by its terms in March 1997; $2.4 million bears rates ranging from 6.0% to

6.7% and is due by its terms in July 1996; $150,000 is non-interest bearing and is due by its terms in September 2005. All of such indebtedness (other than the $150,000 scheduled to mature in September 2005) is currently in default. The Company currently has no resources to repay such indebtedness.

         For the quarter ended May 31, 1996, the Company's revenue from third party payors who determine the level of reimbursement to submit to the Company represented approximately 64% of the Company's net revenue. This is represented by Medicare 20%, MediCal 13% and insurance providers 31%. In addition, approximately 4% of the Company's net revenue for the quarter ended May 31, 1996 was from managed care providers on a capitated basis. As a result of reimbursement pressures and other industry changes, the Company's operating income as a percentage of net revenue has decreased substantially in the period from March 1, 1992 through May 31, 1996. The Company's operating income as a percentage of net revenue, excluding unusual nonrecurring items, was 18.5%, 11.8%, 9.2% and (13.5%) for the years ended February 28 (29), 1993, 1994, 1995 and 1996, respectively, and (6.3%) for the three months ended May 31, 1996.

         As a result of the challenges in the integration of certain of the Damon operations, declining reimbursement from insurance payors, Medicare and MediCal, and billing and collection problems, the Company began to experience severe cash flow problems in the second half of fiscal 1995. The Company failed to make a required principal and interest payment in March 1995 and entered into a Third Amendment to the Credit Agreement with the Bank Group.

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

         In addition, the Company agreed to make monthly interest payments, and agreed to make the interest payment that would otherwise be due on August 31, 1995, due on August 14, 1995. Previously, interest was payable quarterly. LIBOR rate interest options were eliminated. Interest rates for the periods of January 1, 1996 through March 31, 1996, April 1, 1996 through June 30, 1996 and July 1, 1996 through the term of the Credit Agreement, were increased to an annual rate of prime plus 2%, prime plus 2.5% and prime plus 3%, respectively. The Company failed to make the interest payments due monthly since September, 1995, each in the amount of approximately $660,000, (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), and principal amortization payments due on February 7, 1996 and June 30, 1996 (each in the amount of $3.6 million). The Company has been in default since September of 1995 with respect to approximately $83 million of secured indebtedness under the Credit Agreement.

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

         At May 31, 1996, the Company had approximately $77,000 in cash. The Company's business does not generally require significant expenditures for property, plant, and equipment. Expenditures related to such capital items were approximately 0.5% of net revenues for fiscal quarter ended May 31, 1996. As of May 31, 1996, the Company had no material commitments for capital expenditures.

         The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection. The foregoing statement constitutes forward-looking information, and no assurance can be given that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. These problems continue to raise substantial doubt about the Company's ability to continue to exist as a going concern. The Company currently has no sources of cash other than the collection of its accounts receivable, and has no sources of cash to cure the defaults under the Credit Agreement or the Indenture covering the Debentures or otherwise to make interest or principal payments with respect to its debt obligations. As of May 31, 1996, the Company had no borrowing capacity available under the Credit Agreement. Should the Company's collections of its accounts receivable not be sufficient to meet its operating cash needs it would be necessary for the Company to seek additional borrowing capacity from its Bank Group or to seek protection from its creditors under the United States Bankruptcy Code. No assurance can be given that the

Company's Bank Group would favorably consider or act upon such a request by the Company if made.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                          PART II -- OTHER INFORMATION

                                  MAY 31, 1996


Item 1.  Legal Proceedings

         As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996, there are several material pending legal proceedings against the Company. As previously disclosed in the Company's Form 10-Q Reports for the quarters ended August 31, 1995 and November 30, 1995, a dispute has arisen between the Company and Medical Group Pathology Laboratory, Inc. ("MGPL"), the seller of the Santa Barbara facility which the Company acquired in 1992 (the "Acquisition"), relating to the payment obligations under the Agreement of Purchase and Sale of Assets between the Company and MGPL. The Company and MGPL have been unable to reach successful negotiations with respect to this matter. On November 8, 1995, MGPL commenced an action (the "Litigation") against the Company in the Superior Court of the State of California, Santa Barbara County, captioned Medical Group Pathology Laboratory, Inc. v. Physicians Clinical Laboratory, Inc. (Case No. 210318).
The complaint alleges breach of the promissory note executed by the Company in connection with the Acquisition and failure to pay amounts due thereunder equalling $1,169,505 plus interest and late fees, and seeks compensatory damages in the amount of sums allegedly due, in addition to unspecified general damages and attorney's fees. In December, 1995, a default was entered against the Company in the Litigation. The Company was able to have the default set aside before a judgment was entered in connection therewith, and on May 27, 1996, the Company has entered into a 30-day standstill agreement with MGPL pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to MGPL by the Company under the Agreement of Purchase and Sale of Assets between the Company and MGPL in connection with the Acquisition. While the standstill agreement has expired, the Company believes that it is likely that a permanent settlement will be entered into between the parties in the near future. However, the Company has no substantive defenses to the Litigation.

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

         To date, the Company has not experienced any significant liability with respect to such claims.

         The Company maintains property, casualty, liability and other types of insurance on various aspects of its business and properties. The Company believes, based on its past experience, that its insurance coverage is adequate for its business.

Item 2.  Defaults on Senior Securities

         The Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under its credit agreement (the "Credit Agreement") with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September of 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory. See "Other Indebtedness" below. The Company does not have available cash or other cash resources to cure the defaults under the Credit Agreement or the Indenture covering the Debentures, or otherwise to make interest or principal payments with respect to its debt obligations.

         Credit Agreement Defaults. As a result of delays in the integration of certain of the Damon operations, declining reimbursements from insurance payors, Medicare and MediCal and billing and collection problems, the Company began to experience severe cash flow problems in the second half of fiscal 1995. The Company failed to make the March 31, 1995 principal and interest payment under the Company's Credit Agreement and the due date was extended by the Bank Group to April 24, 1995. When the April 24, 1995 due date was not met, the Bank Group notified the Company that it was in default of the Credit Agreement. The Company and the Bank Group entered into the Third Amendment to the Credit Agreement on May 10, 1995. In connection with the Third Amendment to the Credit Agreement, the Bank Group required Sutter Health to provide a guarantee of the Company's borrowings under the Credit Agreement in the amount of $3,500,000. Sutter Health provided that guarantee on May 10, 1995 (the effective date). In exchange for the guarantee, Sutter Health received warrants to purchase up to 1,500,000 shares of the Company's stock at prices ranging from $4.2219 to $5.1266 per share. The Third Amendment to the Credit Agreement provided a waiver of the conditions of default and revised certain financial covenants. Upon the announcement of the Company's fiscal year 1995 results of operations, the Company was out of compliance with several of the revised financial covenants. The Third Amendment provided for automatic acceleration of payments in the event of default without notice of any kind by the Bank Group. As such, all loans under the Credit Agreement were due and payable immediately.

         On July 31, 1995, the Company entered into another amendment to the Credit Agreement, which modified the schedule under which principal amortization payments and interest payments are to be made by the Company, and provided adjustments to various financial covenants, among other things. The Company has been in default since September of 1995 with respect to payments of principal and interest and certain covenants under the Credit Agreement with respect to approximately $80.9 million of secured indebtedness.

         The Company failed to make interest payments due monthly since September 1995 under the Credit Agreement, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), principal amortization payments due on February 7, 1996 and June 30, 1996 (each in the amount of $3.6 million).

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

         Subordinated Debentures. The Company failed to make two interest payments each in the amount of $1.5 million due on August 15, 1995 and February 15, 1996, respectively, in respect of its Debentures. Even though the Debentures have not been accelerated, the Trustee under the Indenture governing the Debentures or holders of at least 25% of the aggregate principal amount of Debentures may accelerate the Debentures as a result of such default.

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

         Other Indebtedness. The Company is negotiating with Pathologists' Clinical Laboratories of Glendale, Inc. to amend its Agreement of Purchase and Sale of Assets relating to the purchase of the Company's Glendale facility, and that the Company is currently in default in the payment of its obligations under that agreement. As of June 30, 1996, the outstanding principal amount of the Note issued by the Company to Pathologists Clinical Laboratory of Glendale in connection with such purchase was approximately $1,485,000.

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


                                                                                                                              Page
Item 3.  Exhibits and Reports on Form 8-K                                                                                    Number
        --------------------------------                                                                                    -------
         a.      Exhibits

         4.1     First Amendment to Credit Agreement, dated as of July 28, 1994 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K for May 8, 1995) (without exhibits and schedules).

         4.2     Second Amendment to Credit Agreement, dated as of September 27, 1994 (incorporated by reference to Exhibit
                 4.3 of the Company's Current Report on Form 8-K for May 8, 1995) (without exhibits and schedules).

         4.3     Third Amendment to Credit Agreement, dated as of May 10, 1995 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K for May 8, 1995) (without exhibits and schedules).

         4.4     Form of Fourth Amendment to Credit Agreement, dated as of July 31, 1995 (incorporated by reference to Exhibit
                 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995) (without exhibits and schedules).
 .
         4.5     Guaranty, dated as of May 10, 1995, granted by Sutter Health to the Banks (incorporated by reference to
                 Exhibit 4.5 of the Company's Current Report on Form 8-K for May 8, 1995).

         4.6     Form of Guaranty executed by Diagnostic Laboratories, Inc., Regional Reference Laboratory Governing
                 Corporation, and Quantum Clinical Laboratories, Inc., each a subsidiary corporation of the Company, and
                 California Regional Reference Laboratory, a limited partnership of which the Company is, indirectly, the sole general partner and limited partner (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K for May 8, 1995).

         4.7     Agreement, dated as of May 10, 1995, between the Company and Sutter Health (incorporated by reference to
                 Exhibit 4.7 of the Company's Current Report on Form 8-K for May 8, 1995).

         4.17    Warrant W-001, dated as of May 10, 1995 (incorporated by reference to Exhibit 4.8 of the Company's Current
                 Report on Form 8-K for May 8, 1995).

         12.1    Statement regarding calculation of ratios of earnings to fixed charges.                                        27


         b. Reports on Form 8-K filed during the quarter ended May 31, 1996:

                 None.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHYSICIANS CLINICAL LABORATORY, INC.
                                       (Registrant)



August 5, 1996                         /s/ Nathan L. Headley
                                       -------------------------------------
                                       Nathan L. Headley
                                       President and Chief Executive Officer



                                       /s/ Richard M. Brooks
                                       -------------------------------------
                                       Richard M. Brooks
                                       Senior Vice President
                                       Chief Financial Officer



                                       /s/ Wayne E. Cottrell
                                       -------------------------------------
                                       Wayne E. Cottrell
                                       Vice President, Finance
                                       (Chief Accounting Officer)