Form 10-Q
period 1996-08-31
PHYSICIANS CLINICAL LABORATORY INC
filed 1997-06-06
CIK 890685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly Period Ending August 31, 1996

                         Commission File Number 0-20678


                      PHYSICIANS CLINICAL LABORATORY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                 68-0280528
-------------------------------------------          ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


3301 C Street, Suite 100E, Sacramento, CA            95816
--------------------------------------------         ---------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (916) 325-2024
                                                    --------------


                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    No  X
                              ---   ---

Number of shares of common stock outstanding as of May 19, 1997 was 6,071,419.

                                      INDEX



Part I.     FINANCIAL INFORMATION                                                           Page No.
                                                                                            --------
            Condensed Consolidated Balance Sheets as of August 31, 1996 and                    3
            February 29, 1996

            Condensed Consolidated Statements of Operations for the three and six              4
            months ended August 31, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows for the three and six              5
            months ended August 31, 1996 and 1995

            Notes to Condensed Consolidated Financial Statements                               6

            Management's Discussion and Analysis of Financial Condition and Results of         13
            Operations for the three and six months ended August 31, 1996 and 1995

Part II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                                         20

            Item 3.  Defaults on Senior Securities                                             21

            Item 5.  Other Information                                                         24

            Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                                     26

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF AUGUST 31, 1996 AND FEBRUARY 29, 1996



                                                                AUGUST 31,             FEBRUARY 29,
ASSETS                                                             1996                    1996
                                                               --------------         -------------
                                                               (Unaudited)
CURRENT ASSETS

            Cash                                               $      67,024          $     391,815

            Accounts receivable, net                              13,639,124             13,793,604

            Notes receivable                                         350,000                350,000

            Supplies inventory                                     1,245,033              1,370,742

            Other current assets                                     774,478                618,287
                                                               -------------          -------------

                        Total current assets                      16,075,659             16,524,448

EQUIPMENT AND IMPROVEMENTS, NET                                   12,664,031             16,929,581

INTANGIBLE ASSETS, NET                                            55,148,257             57,470,061

OTHER ASSETS                                                         487,859                488,289
                                                               -------------          -------------
                        Total assets                           $  84,375,806          $  91,412,379
                                                               =============          =============



LIABILITIES & STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES:

            Current installments of long-term debt             $ 124,018,631          $ 123,880,031

            Accounts payable                                      13,878,702             12,185,439

            Accrued payroll & other                               22,792,328             16,389,563
                                                               -------------          -------------
                        Total current liabilities                160,689,661            152,455,033

LONG-TERM DEBT                                                     1,560,013                955,393

OTHER LONG TERM LIABILITIES                                        2,441,181              2,614,537
                                                               -------------          -------------

                        Total liabilities                        164,690,855            156,024,963

STOCKHOLDERS' DEFICIT

            Common Stock                                              60,713                 60,331

            Paid-in capital                                       15,570,687             15,536,906

            Retained earnings                                    (95,946,449)           (80,209,821)
                                                               -------------          -------------
                        Total stockholders' deficit              (80,315,049)           (64,612,584)
                                                               -------------          -------------

            Total liabilities and stockholders'deficit         $  84,375,806          $  91,412,379
                                                               =============          =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 1996 AND 1995






                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                AUGUST 31,                               AUGUST 31,
                                    ----------------------------------          ----------------------------------
                                        1996                   1995                 1996                   1995
NET REVENUE                         $ 14,658,397          $ 24,124,376          $ 34,393,935          $ 49,215,816


DIRECT LABORATORY COST                 5,673,112             8,174,443            12,074,822            16,684,590
                                    ------------          ------------          ------------          ------------

          Gross profit                 8,985,285            15,949,933            22,319,113            32,531,226

LABORATORY SUPPORT COST                4,929,713             6,282,099            10,139,022            12,642,211
                                    ------------          ------------          ------------          ------------

          Laboratory profit            4,055,572             9,667,834            12,180,091            19,889,015

OVERHEAD EXPENSE                       8,850,350            10,321,630            18,161,908            20,611,817

CREDIT RESTRUCTURING
EXPENSE                                  179,845             2,512,213               238,304             2,512,213

WRITE DOWN OF ACCOUNTS
  RECEIVABLE TO NET
  REALIZABLE VALUE                                           3,000,000                                   3,000,000

                                    ------------          ------------          ------------          ------------

          Operation Loss              (4,974,623)           (6,166,009)           (6,220,121)           (6,235,015)

INTEREST EXPENSE AND OTHER,            5,764,186             2,869,026             9,516,502             5,816,315
NET

INCOME TAXES                                   0                     0                     0                     0
                                    ------------          ------------          ------------          ------------

          Net Loss                  ($10,738,809)         ($ 9,035,035)         ($15,736,623)         ($12,051,330)
                                    ============          ============          ============          ============

LOSS PER SHARE:

          Primary                         ($1.77)               ($1.50)               ($2.60)               ($1.99)

          Fully Diluted                      N/A                   N/A                   N/A                   N/A

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

          Primary                      6,058,000             6,028,000             6,050,000             6,058,000

          Fully Diluted                      N/A                   N/A                   N/A                   N/A



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995


                                                                                          1996                  1995
                                                                                      -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                             ($15,736,623)         ($12,051,330)

Adjustments to reconcile net loss to net cash provided by operating activities

            Depreciation and amortization                                               4,902,617             5,876,330

            Provision for doubtful accounts                                             2,374,388             1,711,850

            Write-down of accounts receivable to net
            realizable value                                                                    0             3,000,000

            Credit restructuring expense                                                        0             1,450,140

            Write-down of tenant improvements related to
            abandoned Southern California laboratory                                    1,804,082                     0

            Changes in operating assets and liabilities

                        Increase in accounts receivable                                (2,219,906)           (5,252,387)

                        Net decrease (increase) in inventories,
                        prepaid costs and other assets                                    (30,060)            4,972,887

                        (Decrease) increase in accounts payable
                        and accrued expenses                                            8,096,029            (2,165,520)
                                                                                     ------------          ------------



Net cash used in operating activities                                                    (809,473)           (2,458,030)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase of intangible assets in connection with
  acquisitions                                                                                  0              (295,331)

Acquisition of equipment and leasehold improvements                                      (119,346)             (526,081)
                                                                                     ------------          ------------


            Net cash used in investing activities                                        (119,346)             (821,412)
                                                                                     ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing under long-term debt                                                          1,138,423             5,852,239

Payments of principal on long-term debt                                                  (568,558)           (2,409,263)

Proceeds from sale of Capital Stock                                                        34,163                     0
                                                                                     ------------          ------------
            Net cash provided by financing activities                                     604,028             3,442,976
                                                                                     ------------          ------------

            Net increase (decrease) in cash and cash
              equivalents                                                                (324,791)              163,534

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                     391,815               181,896
                                                                                     ------------          ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                      $     67,024          $    345,430
                                                                                     ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

            Cash paid for interest                                                   $          0          $  4,339,000
                                                                                     ============          ============
            Cash paid for income taxes                                               $          0          $          0
                                                                                     ============          ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)         REORGANIZATION AND BASIS OF REPORTING

            On November 8, 1996 (the "Petition Date"), Physicians Clinical Laboratory, Inc., a debtor in possession ("PCL") and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc. and California Regional Reference Laboratory (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"). For purposes of this Report, unless otherwise referenced, the defined term "Company" shall apply to PCL and its consolidated group of subsidiaries.

            During the fiscal quarter ended August 31, 1996, the liquidity and operations of PCL continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest judgments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

            From September 1995 through the Petition Date, the Company experienced severe cash flow problems, a reduction in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. As a result of their inability to pay their obligations when they became due, as well as the poor industry conditions referred to above, the Company began taking steps to seek an infusion of new capital or a strategic transaction (e.g., a merger or sale of the business). The Company concluded that absent the provision of new capital or consummation of a strategic transaction, the Company would not be likely to be able to continue to exist.

            Accordingly, in June 1995, the Company retained the investment banking firm of Donaldson, Lufkin & Jenrette ("DLJ") to seek either a strategic transaction or a capital infusion for the Company. From June 1995 through the Petition Date, DLJ and the Company's Board of Directors engaged in discussions with numerous industry parties as well as financial institutions, with respect to a potential transaction or transactions that could provide the Company with sufficient liquidity to survive as a going concern.

            As a result of the efforts of the Company and DLJ, only one offer to make an investment in the Company surfaced that the Company believed was favorable to its creditors and shareholders. This offer was made by Nu-Tech Bio-Med, Inc. ("Nu-Tech") in conjunction with the Company's senior lenders, Oaktree Capital Management, LLC, The Copernicus Fund, L.P., DDJ Overseas Corp., Belmont Fund, L.P., Belmont Capital Partners, II, L.P. and Cerberus Partners, L.P. (collectively, the "Senior Lenders"). After months of negotiations, on November 7, 1996, the Company, Nu-Tech and the Senior Lenders entered into an agreement providing for a new investment of approximately $15 million into the Company and an overall restructuring of the Company's balance sheet (the "Prepetition Termsheet").

            The Prepetition Termsheet formed the basis for the Company's plan of reorganization (see Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein), and paved the way for the Company's chapter 11 filing, the restructuring of the Company's debt and the acquisition of a majority of the Company by Nu-Tech, all of which the Company hopes to consummate while in chapter 11. Representatives of each of the respective Debtors determined that filing the chapter 11 petitions would best give the Debtors the needed time and flexibility to consummate the restructuring of the Company contemplated in the Prepetition Termsheet.

            Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions, including obtaining services, supplies and inventories, that each could have entered into in the ordinary course of business had there been no bankruptcy filings. As debtors in possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

            On November 18, 1996, the United States Trustee appointed an official committee (the "Committee") of unsecured creditors appointed pursuant to section 1102 of the Bankruptcy Code. The Committee has the right to review and object to certain business transactions and participated in the negotiation of the Company's plan of reorganization (see Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein). Under the Bankruptcy Code, the Company will be required to pay legal and other advisory fees of the Committee associated with the Bankruptcy Cases until the effective date of the Company's plan of reorganization.

            The accompanying condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The condensed consolidated financial statements do not include any of the adjustments to the assets or liabilities that may result from the outcome of the bankruptcy proceedings. The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, compliance, until the effective date of the plan of reorganization, with the debtor in possession financing agreement (see Note 2 - "Cash Collateral, Debtor in Possession Financing and Exit Financing," herein), and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

            The principal business of the Company is to provide clinical laboratory services in the State of California. As of April 30, 1997, the Company operated one full service clinical laboratory in Sacramento, 13 "STAT" laboratories and approximately 140 patient service centers located in close proximity to referral sources throughout the Company's service areas. The Company operates a full service laboratory and approximately 50 patient service centers in the Sacramento area. The Company is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for office-based physicians/clients and as an independent clinical laboratory to acute hospital customers.

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of PCL and its consolidated group of Debtor subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the three and six month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended February 29, 1997 ("Fiscal 1997"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended February 29, 1996 ("Fiscal 1996").

(2)         CASH COLLATERAL, DEBTOR IN POSSESSION FINANCING AND EXIT
            FINANCING

            Critical to the Company's ability to restructure its businesses and to emerge from chapter 11 was its ability to maintain liquidity to meet operating needs during the Bankruptcy Cases. As a result of filing for chapter 11 protection, cash generated from services rendered prior to the Bankruptcy Cases is "cash collateral" of the Senior Lenders, pursuant to their security interests therein. Under the Bankruptcy Code, this cash collateral could not be used by the Company without the Senior Lenders' consent or Bankruptcy Court approval. Accordingly, and as contemplated by the Prepetition Termsheet, on November 12, 1996, the Bankruptcy Court entered an interim order and on December 3, 1996, the Bankruptcy Court entered a final order authorizing the Company to use the cash collateral under specified conditions, as consented to by the Senior Lenders.

            Use of cash collateral would not have provided the Company with sufficient liquidity to sustain their operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into a Stipulation and Amended
Stipulation: (1) Regarding Terms and Conditions of Use of Cash Collateral Pursuant to 11 U.S.C. ss. 363; (2) Regarding Terms and Conditions of Post-Petition Secured Financing from Senior Lenders Pursuant to 11 U.S.C. ss. 364; (3) Validating Pre-Bankruptcy

Liens, Security Interests and Claims; (4) Providing Adequate Protection; (5) Granting Post-Petition Liens and Security Interests; (6) Granting Claims Pursuant to 11 U.S.C ss.ss. 503 and 507(b); and (7) Granting Relief from The Automatic Stay (the "DIP Financing Facility") with the Senior Lenders. The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the a plan of reorganization as contemplated by the Prepetition Termsheet. (See Note 3 - "Prepetition Termsheet and Plan of Reorganization" herein). On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

            Under the DIP Financing Facility, the Senior Lenders agreed to make loans to the Company in an aggregate principal amount not to exceed $9.8 million. The obligations of the Company under the DIP Financing Facility are secured by a first priority lien on and security interest in all of the Company's assets and are also allowed administrative expenses under the Bankruptcy Code, with priority over most administrative expenses of the kind specified in sections 503(b) and 507(b) of the Bankruptcy Code.

            The DIP Financing Facility provides that interest on advances to the Company accrues at the rate of 2% above the prime rate and is only payable upon an event of default described below or at the end of the term of the DIP Financing Facility if the Company's plan of reorganization is not confirmed. Upon the effective date of the Company's plan of reorganization, accrued interest under the DIP Financing Facility will be forgiven.

            The DIP Financing Facility imposes an annual commitment fee of 1% on the unused portion of the $9.8 million limit. This commitment fee is only payable upon an event of default described below or at the end of the term of the DIP Financing Facility if the Company's plan of reorganization is not confirmed. Upon the effective date of the Company's plan of reorganization, accrued commitment fees will be forgiven.

            In addition to other terms and conditions customary for debtor in possession financings of this type, the DIP Financing Facility required the Company to obtain Bankruptcy Court approval of the following: (a) provisions acknowledging the amount and validity of certain senior secured claims and security interests, the amount and validity of the Debentures, and that such debt and security interests are not subject to challenge, dispute or avoidance in the Bankruptcy Cases; (b) provisions waiving and releasing any known or unknown claims of the chapter 11 estates arising out of (i) the Credit Agreement, dated as of April 1, 1994, among PCL, Wells Fargo Bank, National Association, as agent ("Wells Fargo Bank, N.A."), and other financial institutions party thereto, and the first through fifth amendments to the Credit Agreement (as amended, the "Credit Agreement"); (ii) the Term Notes by PCL in favor of the banks party to the Credit Agreement, dated April 4, 1994; (iii) the Overline Revolving Notes by PCL in favor of the Banks party to the Credit Agreement, dated May 10, 1995; (iv) the Indenture Regarding $40 Million of 7.5% Convertible Subordinated Documents Due In 2000, dated as of August 24, 1993, by and among PCL, Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Shearson, Inc.; (v) the Collateral and Security Agreement, dated as of April 1, 1994, among PCL, Wells Fargo Bank, N.A., as agent for the other financial institutions party thereto; (vi) the Trademark and Service Mark Security Agreement, dated as of April 1, 1994, between Wells Fargo Bank, N.A., and California Regional Reference Laboratory; (vii) the Guaranty and Security Agreement, dated as of April 1, 1994, between Quantum Clinical Laboratories, Inc. and Wells Fargo Bank, N.A., as agent for the financial institutions party to the Credit Agreement; (viii) the Guaranty and Security Agreement, dated as of April 1, 1994, between Regional Reference Laboratory Governing Corporation and Wells Fargo, Bank, N.A., as agent for the financial institutions party to the Credit Agreement; and (ix) the Guaranty and Security Agreement, dated as of April 1, 1994, between California Regional Reference Laboratory and Wells Fargo Bank, N.A., as agent for the financial institutions party to the Credit Agreement (the "Existing Lender Agreements"); (c) provisions waiving any rights of surcharge under section 506(c) of the Bankruptcy Code and rights of recovery under section 502(d) of the Bankruptcy Code; and (d) provisions stating that upon an event of default by the Company under the DIP Financing Facility, the Senior Lenders will have the right to seek an order from the Bankruptcy Court, on five days' notice, providing for the termination of all stays, including the automatic stay of section 362 of the Bankruptcy Code, to permit the Senior Lenders to exercise their rights and remedies under the DIP Financing Facility as if no bankruptcy stay were in effect.

            Moreover, the DIP Financing Facility contains the following events of default, designed to ensure that the Company performs its obligations under the Prepetition Termsheet: (i) failure of the breakup/overbid protections (see Note 5 - "Breakup/Overbid Protections," herein) to be approved by the Bankruptcy Court; (ii) withdrawal of the Company's plan of reorganization by the Company or proposal by the Company of a plan of reorganization inconsistent with the terms of the Prepetition Termsheet; (iii) termination of the Company's exclusive right to file and solicit acceptances with respect to the Company's plan of reorganization for the benefit of any party other than the Proponents (as hereinafter defined); (iv) removal or termination of J. Marvin Feigenbaum as Chief Operating Officer of the Company other than in accordance with his employment agreement or modification by the Company of his employment agreement without the Proponents' written consent; and
(v) termination by J. Marvin Feigenbaum of his employment agreement in accordance with its terms. In addition, the DIP Financing Facility contains events of default customary for debtor in possession financings of this type.

            The DIP Financing Facility terminates upon an event of default described above or on the first anniversary of the Petition Date if the Company's plan of reorganization is not confirmed. Provided no event of default occurs and is continuing immediately prior to the effective date of the Company's plan of reorganization, the unused principal availability under the DIP Financing Facility will be fully drawn. Upon the effective date of the Company's plan of reorganization, the principal balance of the DIP Financing Facility, all accrued interest and all fees will be forgiven without any payment by the Company.

            Section 5.2.4 of the Company's plan of reorganization, more fully discussed below, contemplates that the reorganized Company may enter into an exit financing facility on or after the Effective Date (as herein defined) of such plan of reorganization in an aggregate amount up to $10 million to be secured by accounts receivable of the reorganized Company and the proceeds thereof. Prior to the confirmation of the Company's plan of reorganization, more fully discussed below, the Company obtained a commitment for exit financing from Daiwa Securities America, Inc. ("Daiwa") to provide a working capital credit facility to the Company. On April 18, 1997, the Bankruptcy Court approved a commitment letter with Daiwa and authorized the Company to pay a $250,000 advisory fee to Daiwa. The Company has reached an agreement in principle with Daiwa to provide the reorganized Company with a post-Effective Date working capital facility, subject to certain conditions, of up to $10 million (the "Exit Financing Facility"). Negotiations between the Company and Daiwa with respect to the Exit Financing Facility are continuing.

(3)         PREPETITION TERMSHEET AND PLAN OF REORGANIZATION

            On November 7, 1996, the Company, the Senior Lenders and Nu-Tech entered into the Prepetition Termsheet. The willingness of Nu-Tech to invest new capital into the Company, and the willingness of the Senior Lenders to support a restructuring that provided value for the Company's unsecured creditors and shareholders, was subject to numerous conditions which, after lengthy negotiations, were agreed to by the Company in the Prepetition Termsheet. These conditions included: (a) the filing of a reorganization plan consistent with the Prepetition Termsheet by December 2, 1996, (b) the hiring of Nu-Tech's chief executive officer, J. Marvin Feigenbaum, as Chief Operating Officer of PCL, effective immediately prior to the Petition Date and (c) obtaining an order approving certain break-up fee and overbid protections for Nu-Tech within 60 days of the Petition Date. (see Note 5 - "Breakup/Overbid Protections," herein)

            To provide the Company with sufficient liquidity to operate its businesses during the Bankruptcy Cases, the Prepetition Termsheet required the Senior Lenders to provide the DIP Financing Facility. Funds for the DIP Financing Facility were obtained by the Senior Lenders from Nu-Tech, which purchased approximately $13.33 million of the Senior Lenders' claims against the Company for $10 million in cash, just prior to the Petition Date. Borrowings under the DIP Financing Facility will be forgiven under the plan of reorganization without any payment by the Company, provided that no event of default occurs and continues under the DIP Financing Facility. In such case, $10 million of Nu-Tech's $15 million investment into the Debtors will have been made at the outset of the Bankruptcy Cases. The Company's plan of reorganization, as more fully discussed below, provides that on the effective date of the Company's plan of reorganization, the $5.0 million promissory note issued by PCL to Nu-Tech in connection with the MSI Stock Purchase will be forgiven, in exchange for which Nu-Tech will receive an additional 17% of the New Common Stock. (See
Part II, Item 5 - "Other Information," herein).

            As set forth in more detail above, the DIP Financing Facility contains numerous provisions requiring the Company to perform its obligations under the Prepetition Termsheet. If the Company fails to do so, it will be in default under the DIP Financing Facility, which will give the Senior Lenders and Nu-Tech the right to seek to foreclose on their security interests in the Company's assets. The Company believes that if the Senior Lenders and Nu-Tech foreclose on their security interests in the Company's assets, no other creditors or shareholders will receive any recovery on their claims against or interests in the Company. In addition, even if the Senior Lenders and Nu-Tech do not foreclose on their security interests, absent the ability to borrow funds under the DIP Financing Facility, the Company is unlikely to have sufficient working capital to continue to operate its businesses.

            Finally, the Prepetition Termsheet required that the Company's plan of reorganization provide that holders of general unsecured claims and Debenture claims and holders of common stock interests will only be entitled to a distribution under the Plan if a certain voting condition (the "Voting Condition") was satisfied. The Voting Condition, which has been satisfied (as discussed below), required the holders of such general unsecured claims and Debenture claims to accept the plan of reorganization.

            On December 2, 1996, the Company, Nu-Tech and the Senior Lenders (collectively, the "Proponents") filed a joint plan of reorganization with the Bankruptcy Court. The December 2 plan embodied certain changes to the economic terms contained in the Prepetition Termsheet, based upon negotiations with the Committee and certain orders entered by the Bankruptcy Court during the Bankruptcy Cases. On January 17, 1997, the Proponents filed an amended joint reorganization plan with the Bankruptcy Court, which contained certain amendments to the plan filed on December 2, 1996. On February 7, 1997, the Proponents filed the Second Amended Joint Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Plan") with the Bankruptcy Court, which contained certain amendments to the plan filed on January 17, 1997. The Plan is jointly proposed by the Proponents.

            By order of the Bankruptcy Court entered on February 14, 1997, a Disclosure Statement (the "Disclosure Statement") describing, among other things, the terms and conditions of the Plan was approved by the Bankruptcy Court as containing "adequate information" within the meaning of section 1125 of the Bankruptcy Code. On February 20, 1997, the Company began soliciting its shareholders and certain creditors to vote on the Plan by providing each with a solicitation package (each, a "Solicitation Package") containing: (i) written notice of (a) the Bankruptcy Court's approval of the Disclosure Statement, (b) the commencement date of the confirmation hearing on the Plan, (c) the deadline and procedures for filing objections to confirmation of the Plan, and (d) other related issues; (ii) the Plan; (iii) the Disclosure Statement; (iv) a letter from the Committee soliciting acceptances of the Plan; and (v) a ballot and a ballot return envelope. February 11, 1997 was fixed by the Bankruptcy Court as the voting record date for purposes of determining creditors and equity security holders entitled to receive a Solicitation Package and to vote on the Plan, subject to the disallowance of such creditors' claims and equity holders' interests for voting purposes under certain circumstances.

            The Plan was confirmed by the Bankruptcy Court at a hearing on April 18, 1997. Accordingly, on April 23, 1997 (the "Confirmation Date"), the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming Second Amended Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Confirmation Order"). The Plan provides that each of the conditions to the Effective Date, as herein defined, must be satisfied or waived as provided in the Plan by July 22, 1997, as more fully described below. The Effective Date shall mean a business day, determined by the Company, after which all such conditions have been satisfied or waived. Moreover, the Company's shareholders and creditors voted to approve the Plan, and accordingly, the Voting Condition was satisfied.

            On the Effective Date, the Company will settle its obligations to its impaired creditors as follows: (A) Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date), and 17% of the New Common Stock in exchange for Nu-Tech's cancellation of a note executed by the Company in the principal amount of $5.0 million (the "Nu-Tech Stock Purchase") (which note comprised part of the purchase price paid by the Company to Nu-Tech in connection with the MSI Stock Purchase -- See Part II, Item 5 - "Other Information," herein), (B) the Senior Lenders, which presently own an aggregate of approximately $80.0 million of secured debt, will receive $55.0 million in new senior secured debt and 38.1% of the New Common Stock, (C) the holders of the Debentures will receive 9.3% of the New Common Stock, (D) the Company's shareholders will receive warrants to purchase 5% of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price is based upon an implied enterprise value for the Company of $90.0 million, and (E) the Company's remaining general unsecured creditors will receive a pro rata share of each of $2.45 million in cash and an unsecured note in the principal amount of $400,000 due on the first anniversary of the Effective Date, without interest. The Plan also provides that all of the Company's wholly-owned subsidiaries will be merged with and into the Company immediately prior to the Effective Date.

            On April 18, 1997, the Bankruptcy Court granted the Company's request to substantively consolidate the Bankruptcy Cases into a single chapter 11 case for purposes of the Plan and the distribution provisions thereunder. Pursuant to such ruling, on the Confirmation Date, (1) all intercompany claims by and among the Debtors were deemed eliminated, (2) all assets and liabilities of the Debtors were merged or treated as though they were merged, (3) any obligations of any Debtor and all guaranties thereof executed by one or more of the Debtors were deemed to be one obligation of reorganized PCL, (4) any claims filed or to be filed in connection with any such obligation and guaranties were deemed one claim against reorganized PCL, (5) each claim filed in the Bankruptcy Case of any Debtor were deemed filed against reorganized PCL in the consolidated Bankruptcy Case on the Confirmation Date, in accordance with the substantive consolidation of the assets and liabilities of the Debtors and all claims based on guaranties of payment, collection or performance made by the Debtors as to obligations of any other Debtor were discharged, released and of no further force and effect, and (6) all transfers, disbursements and distributions made by any Debtor were deemed to be made by all of the Debtors.

            The Plan provides for the substantive consolidation of the estates, so that the assets and liabilities of the Debtors are treated as if the assets were held by, and the liabilities incurred by, a single entity.

            The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to, the execution of a shareholders agreement between Nu-Tech and certain of the Senior Lenders and the consummation of the Nu-Tech Stock Purchase by Nu-Tech and the reorganized Company.

            The foregoing description of the principal terms of the Plan is qualified in its entirety by the full text of such document, which is filed as
Exhibit 2.1, hereto and incorporated herein by this reference. In addition, as described above, the Disclosure Statement relating to the Plan was mailed to holders of record of the Company's common stock on or about February 20, 1997.

(4)         LIABILITIES SUBJECT TO COMPROMISE

            Prior to the Petition Date, the Company was party to the Existing Lender Agreements. Under the Existing Lender Agreements, the Debtors were indebted to the Senior Lenders and Nu-Tech in the approximate amount of $94.3 million. In connection with the Third Amendment to the Credit Agreement, the lenders required Sutter Health, one of the Company's largest shareholders, to provide a guarantee of the Debtors' borrowings under the Credit Agreement in the amount of $3.5 million (the "Sutter Guaranty"). On December 30, 1996, Sutter Health paid $3.5 million to Nu-Tech and the Senior Lenders in respect of the senior secured claims pursuant to the Sutter Guaranty, which thus reduced the amount of the senior secured claims to approximately $90.8 million. The Senior Lenders and Nu-Tech assert a security interest in substantially all of the assets of the Company and its subsidiaries. No payments of principal or interest were made by the Company under the Existing Loan Agreements from September 1995 to the Petition Date. Accordingly, the Company was in default under the Existing Lender Agreements beginning in September 1995.

            Additional bankruptcy claims and prepetition liabilities may arise from the rejection of executory contracts and unexpired leases, the resolution of contingent and unliquidated claims and the settlement of disputed claims. Consequently, the amounts included in the condensed consolidated balance sheets as liabilities subject to compromise may be subject to future adjustment.

            In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests which secure certain debt and, consequently, whether interest thereon will be paid. The Company has continued accruing interest on its unsecured prepetition debt obligations.

(5)         BREAKUP/OVERBID PROTECTIONS

            The Prepetition Termsheet required the Company to seek entry of an order from the Bankruptcy Court approving its agreement to transfer its assets or stock to a third party other than as contemplated by the Plan or confirm any other plan of reorganization only if: (a) the Bankruptcy Court finds that such a transfer to a third party or alternative plan has an aggregate present value to creditors and shareholders of the Company of at least $3.75 million higher than the present value of the Plan to creditors and shareholders (the "Overbid Protection") and (b) on the effective date of such third party transfer or alternative plan of reorganization, Nu-Tech is paid $1.88 million in cash as compensation for time and expenses incurred in pursuing the Plan and such compensation is entitled to administrative expense priority (the "Breakup Protection"). Failure to obtain an order of the Bankruptcy Court approving these provisions would have been an event of default under the DIP Financing Facility.

            On January 6, 1997, the Bankruptcy Court entered an order approving the Breakup and Overbid Protections, modified in certain respects from the provisions outlined in the Prepetition Termsheet. These modifications to the Overbid Protection, approved by Nu-Tech and the Senior Lenders, provide that the Company may transfer their assets or stock to a third party other than as contemplated by the Plan if such transfer provides aggregate present value to creditors and shareholders of the Company of at least $2.5 million (as opposed to $3.75 million as set forth in the Prepetition Termsheet) higher than the present value of the Plan to creditors and shareholders. To date, the Debtors have not received any offers to purchase their stock or assets from any entity other than as set forth in the Plan.

(6)         MANAGEMENT AND BOARD OF DIRECTOR CHANGES

            Effective August 18, 1995, Mr. Roger Ramsier resigned as a Director of PCL. Effective October 8, 1996, Mr. Dennis H. Tootelian resigned as a Director of PCL. Successors were not selected to fill either of the vacancies created by Mr. Ramsier's and Mr. Tootelian's resignations.

            To assist with the management of the Company during the pendency of the Bankruptcy Cases, as a condition to the availability of funds under the DIP Financing Facility and until the Effective Date of the Plan, J. Marvin Feigenbaum, Chief Executive Officer of Nu-Tech, has been appointed as Chief Operating Officer of the Company. The Company and Mr. Feigenbaum have entered into an employment agreement, dated November 7, 1996, governing the terms of Mr. Feigenbaum's employment with the Company as Chief Operating Officer during this period. Mr. Feigenbaum has acted in that capacity, reporting directly to the Debtors' Board of Directors, from and after the Petition Date.

            From and after the Effective Date, Mr. Feigenbaum will serve as the President and Chief Executive Officer of the reorganized Company. Additionally, Richard M. Brooks and Wayne E. Cottrell will serve as Senior Vice President, Chief Financial Officer and Vice President, Finance, respectively, from and after the Effective Date. Mr. Brooks and Mr. Cottrell currently hold these positions.

(7)         BAR DATE, DISPUTE RESOLUTION PROCEDURE AND OTHER CLAIM
            MATTERS

            The Company filed their schedules of assets and liabilities or statements of financial affairs as required by Bankruptcy Rule 1007 on December 19, 1996.

            On December 19, 1996, the Bankruptcy Court entered an order establishing January 31, 1997 as the deadline for creditors to file proofs of claim against the Debtors (the "Original Bar Date"). On April 3, 1997, the Bankruptcy Court entered an order establishing April 30, 1997 (the "Supplemental Bar Date") as the deadline for plaintiffs in certain lawsuits who did not receive notice of the Original Bar Date to file proofs of claim. The Company has begun the process of reviewing claims filed, comparing such claims to the Company's books and records and objecting to, or seeking to consensually resolve, disputed claims. It is anticipated that large numbers of claims that are disputed for various reasons will be objected to by the Company pursuant to omnibus claims objections.

(8)         NEGOTIATIONS WITH THE COMMITTEE

            Although Nu-Tech, the Senior Lenders, certain of the holders of the Debentures and the Company had reached agreement on the terms of a restructuring plan prior to the Petition Date (as embodied in the Prepetition Termsheet), no agreement existed with the Committee, the representatives of the holders of general unsecured claims. Accordingly, after the Bankruptcy Cases were commenced, the Proponents began negotiations with the Committee. After lengthy negotiations, the Proponents and the Committee reached agreement on terms and conditions of a plan of reorganization. The terms of that agreement are embodied in the Plan, and include changes to certain provisions of the Prepetition Termsheet.

(9)         RATIO OF EARNINGS TO FIXED CHARGES:

            For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations. The Company's losses during each of the periods presented provide no coverage of fixed charges. The amount of the deficiency is $15,737,000 and $12,051,000 for the six months ended August 31, 1996 and 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CHAPTER 11 REORGANIZATION

            On November 8, 1996, the Company and its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. (See "Liquidity and Capital Resources," below).

            During the fiscal quarter ended August 31, 1996, the liquidity and operations of the Company continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest judgments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

            From September 1995 through the Petition Date, the Company experienced severe cash flow problems, a reduction in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. As a result of their inability to pay their obligations when they became due, as well as the poor industry conditions referred to above, the Company began taking steps to seek an infusion of new capital or a strategic transaction (e.g., a merger or sale of the business). The Company concluded that absent the provision of new capital or consummation of a strategic transaction, the Company would not be likely to be able to continue to exist.

            Accordingly, in June 1995, the Company retained the investment banking firm of DLJ to seek either a strategic transaction or a capital infusion for the Company. From June 1995 through the Petition Date, DLJ and the Company's Board of Directors engaged in discussions with numerous industry parties as well as financial institutions, with respect to a potential transaction or transactions that could provide the Company with sufficient liquidity to survive as a going concern.

            As a result of the efforts of the Company and DLJ, only one offer to make an investment in the Company surfaced that the Company believed was favorable to its creditors and shareholders. This offer was made by Nu-Tech in conjunction with the Senior Lenders. After months of negotiations, on November 7, 1996, the Company, Nu-Tech and the Senior Lenders entered into the Prepetition Termsheet providing for a new investment of approximately $15 million into the Company.

            The Prepetition Termsheet formed the basis for the Company's plan of reorganization (see Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein), and paved the way for the Company's chapter 11 filing, the restructuring of the Company's debt and the acquisition of a majority of the Company by Nu-Tech. Representatives of each of the respective Debtors determined that filing the chapter 11 petitions would best give the Debtors the needed time and flexibility to consummate the restructuring of the Company contemplated in the Prepetition Termsheet.

CONSOLIDATED RESULTS OF OPERATIONS

            The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The condensed consolidated financial statements do not include any of the adjustments to the assets or liabilities that may result from the outcome of the bankruptcy proceedings. The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, compliance, until the Effective Date, with the DIP Financing Facility and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

THREE AND SIX MONTHS ENDED AUGUST 31, 1995 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 31, 1996

            Net revenue fell from $24.1 million and $49.2 million for the three and six months ended August 31, 1995 to $14.7 million and $34.4 million in the respective periods in fiscal 1997. This represents a decrease of 39.2% and 30.1%, respectively. This decrease is the result of reduced reimbursement from third party payors. The elimination of some unprofitable capitated contract and the loss of some of the associated business related to those capitated contracts.

            Direct laboratory expense fell from $8.2 million to $5.7 million and from $16.7 million to $12.1 million for the three and six months ended August 31, 1995 and 1996, respectively. These expense reductions represent a 30.6% and 27.6% decrease for those respective periods. As a percent of net revenue, direct laboratory expense increased by 4.8% for the three months ended August 31, 1996 and by 1.2% for the six months ended August 31, 1996. The decrease in expense over the period is the result of reduced volumes and cost cutting measures undertaken by management during the last 12 months. The increase in percent of net revenue for direct laboratory expense results from reduced reimbursement while related volumes held constant.

            Laboratory support expense fell from $6.3 million to $4.9 million and from $12.6 million to $10.1 million for the three and six months ended August 31, 1995 and 1996, respectively. These expense reductions represent 21.5% and 19.8% decreases, respectively. As a percent of net revenue laboratory support grew from 26.0% to 33.6% for the three months ended August 31, 1995 and August 31, 1996, respectively and from 25.7% to 29.5% for the six months ended August 31, 1995 and August 31, 1996, respectively. The Company continues to reduce these expenses but the reduction in reimbursement outweighs the expense reduction as a percent of net revenue.

            Overhead expense, which includes selling, general and administrative expense, provision for doubtful accounts, depreciation and amortization fell from $10.3 million to $8.9 million and from $20.6 million to $18.2 million for the three and six months ended August 31, 1995 and August 31, 1996, respectively. As a percent of net revenue, overhead expense grew from 42.8% to 60.4% for the three months ended August 31, 1995 and August 31, 1996, respectively and from 41.9% to 52.8% again a function of declining revenue.

            Selling, general and administrative expense decreased from $6.4 million for the three months ended August 31, 1995 to $5.4 million for the three months ended August 31, 1996 and from $13.0 million for the six months ended August 31, 1995 to $10.9 million for the six months ended August 31, 1996 a decrease of 15.3% and 16.4%, respectively. This expense reduction is the result of cost cutting measures taken by the company in response to the reduced revenue.

            Provision for doubtful accounts increased from $779,000 to $984,000 for the three months ended August 31, 1995 and August 31, 1996, respectively, and from $1.7 million to $2.4 million for the six months ended August 31, 1995 and August 31, 1996, respectively. As a percent of net revenue provision for doubtful accounts was increased from 3.2% to 6.7% for the three months ended August 31, 1995 and 1996, respectively, and from 3.5% to 6.9% for the six months ended August 31, 1995 and 1996, respectively. The provision for doubtful accounts is adjusted based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

            Depreciation and Amortization expense fell from $3.1 million and $5.9 million for the three and six months ended August 31, 1995, respectively, to $2.4 million and $4.9 million for the three and six months ended August 31, 1996, respectively. This reduction is the result of lower amortization expense due to the $25.0 million write down of intangibles at fiscal year end February 29, 1996.

            During the second quarter of fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. These negotiations resulted in the third and fourth amendments to the Credit Agreement. Bank fees, legal fees, professional advisor fees and related costs of $1,062,073 were incurred. Subsequently, the Company has failed to comply with the terms of the Credit Agreement, as amended. Thus, all amounts owed under the Credit Agreement have been classified as current liabilities in the balance sheet as of August 31, 1995. The deferred financing costs related to the Credit Agreement of $1,450,140 have been written off as of August 31, 1995. During the three and six months ended August 31, 1996 the Company incurred $180,000 and $238,000, respectively, legal and consulting fees related to the credit restructuring. The costs associated with the credit agreement restructuring and the write off of the deferred financing costs have been reflected in the statement of operations as Credit Restructuring expense.

            During the second fiscal quarter of 1996, the Company took a $3.0 million write down of its accounts receivable reflecting management's determination of reduced collectability. This results from continued collection and billing difficulties being experienced by the Company and the industry as a whole from third party payors and patients.

            Operating income fell from a loss of $654,000 to a loss of $4.8 million before one time charges as discussed above, for the three months and from a loss of $723,000 to a loss of $6.0 million before one time charges for the six months ended August 31, 1995 and 1996, respectively. This decrease resulted primarily from revenue reductions as outlined above.

            Interest expense increased from $2.9 million and $5.8 million for the three and six months ended August 31, 1995, respectively, to $5.8 million and $9.5 million for the three and six months ended August 31, 1996, respectively. The increase in interest expense is the result of interest due on unpaid interest and penalties as a result of non-payment of principal.

            On November 1, 1996 Physicians Clinical Laboratory abandoned its day lab location in Burbank, California and established a stat laboratory operation in Ontario, California. As a result of this action, $1.8 million in tenant improvements in the Burbank location were written off and recorded as other expense.

            Net loss increased from $9.0 million to $10.7 million for the three months ended August 31, 1995 and 1996, respectively, and from $12.1 million to $15.7 million for the six months ended August 31, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            Chapter 11 Filing

            As discussed previously, PCL and four of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on November 8, 1996. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan, which was confirmed by the Bankruptcy Court on April 18, 1997. (See Note 3 - "Prepetition Termsheet and Plan of Reorganization", herein).

            Until the Effective Date, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

            Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and to fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated.

            Critical to the Company's ability to restructure its businesses and to emerge from chapter 11 was its ability to maintain liquidity to meet operating needs during the Bankruptcy Cases. As a result of filing for chapter 11 protection, cash generated from services rendered prior to the Bankruptcy Cases is "cash collateral" of the Senior Lenders, pursuant to their security interests therein. Under the Bankruptcy Code, this cash collateral could not be used by the Company without the Senior Lenders' consent or Bankruptcy Court approval. Accordingly, and as contemplated by the Prepetition Termsheet, on November 12, 1996, the Bankruptcy Court entered an interim order and on December 3, 1996, the Bankruptcy Court entered a final order authorizing the Company to use the cash collateral under specified conditions, as consented to by the Senior Lenders.

            Use of cash collateral would not have provided the Company with sufficient liquidity to sustain their operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into the DIP Financing Facility with the Senior Lenders. (See Note 2 - "Cash Collateral, Debtor in Possession Financing and Exit Financing," herein). The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the a plan of reorganization as contemplated by the Prepetition Termsheet. (See Note 3 -"Prepetition Termsheet and Plan of Reorganization," herein). On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

            Under the DIP Financing Facility, the Senior Lenders agreed to make loans to the Company in an aggregate principal amount not to exceed $9.8 million. The obligations of the Company under the DIP Financing Facility are secured by a first priority lien on and security interest in all of the Company's assets and are also allowed administrative expenses under the Bankruptcy Code, with priority over administrative expenses of the kind specified in sections 503(b) and 507(b) of the Bankruptcy Code.

            The DIP Financing Facility provides that interest on advances to the Company accrues at the rate of 2% above the prime rate and is only payable upon an event of default described below or at the end of the term of the DIP Financing Facility if the Company's plan of reorganization is not confirmed. On the Effective Date, accrued interest under the DIP Financing Facility will be forgiven.

            The DIP Financing Facility imposes an annual commitment fee of 1% on the unused portion of the $9.8 million limit. This commitment fee is only payable upon an event of default described below or at the end of the term of the DIP Financing Facility if the Company's plan of reorganization is not confirmed. On the Effective Date, accrued commitment fees will be forgiven.

            In addition to other terms and conditions customary for debtor in possession financings of this type, the DIP Financing Facility required the Company to obtain Bankruptcy Court approval of the following: (i) provisions acknowledging the amount and validity of certain senior secured claims and security interests, the amount and validity of the Debentures, and that such debt and security interests are not subject to challenge, dispute or avoidance in the Bankruptcy Cases; (ii) provisions waiving and releasing any known or unknown claims of the chapter 11 estates arising out of (a) the Credit Agreement, dated as of April 1, 1994, among PCL, Wells Fargo Bank, National Association, as agent ("Wells Fargo Bank, N.A."), and other financial institutions party thereto, and the first through fifth amendments to the Credit Agreement (as amended, the "Credit Agreement"); (b) the Term Notes by PCL in favor of the banks party to the Credit Agreement, dated April 4, 1994; (c) the Overline Revolving Notes by PCL in favor of the Banks party to the Credit Agreement, dated May 10, 1995; (d) the Indenture Regarding $40 Million of 7.5% Convertible Subordinated Documents Due In 2000, dated as of August 24, 1993, by and among PCL, Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Shearson, Inc.; (e) the Collateral and Security Agreement, dated as of April 1, 1994, among PCL, Wells Fargo Bank, N.A., as agent for the other financial institutions party thereto; (f) the Trademark and Service Mark Security Agreement, dated as of April 1, 1994, between Wells Fargo Bank, N.A., and California Regional Reference Laboratory; (g) the Guaranty and Security Agreement, dated as of April 1, 1994, between Quantum Clinical Laboratories, Inc. and Wells Fargo Bank, N.A., as agent for the financial institutions party to the Credit Agreement; (h) the Guaranty and Security Agreement, dated as of April 1, 1994, between Regional Reference Laboratory Governing Corporation and Wells Fargo, Bank, N.A., as agent for the financial institutions party to the Credit Agreement; and (i) the Guaranty and Security Agreement, dated as of April 1, 1994, between California Regional Reference Laboratory and Wells Fargo Bank, N.A., as agent for the financial institutions party to the Credit Agreement (the "Existing Lender Agreements"); (iii) provisions waiving any rights of surcharge under section 506(c) of the Bankruptcy Code and rights of recovery under section 502(d) of the Bankruptcy Code; and (iv) provisions stating that upon an event of default by the Company under the DIP Financing Facility, the Senior Lenders will have the right to seek an order from the Bankruptcy Court, on five days' notice, providing for the termination of all stays, including the automatic stay of section 362 of the Bankruptcy Code, to permit the Senior Lenders to exercise their rights and remedies under the DIP Financing Facility as if no bankruptcy stay were in effect.

            Moreover, the DIP Financing Facility contains the following events of default, designed to ensure that the Company perform its obligations under the Prepetition Termsheet: (a) failure of the breakup/overbid protections (see
Note 5 - "Breakup/Overbid Protections," herein) to be approved by the Bankruptcy Court; (b) withdrawal of the Company's plan of reorganization by the Company or proposal by the Company of a plan of reorganization inconsistent with the terms of the Prepetition Termsheet; (c) termination of the Company's exclusive right to file and solicit acceptances with respect to the Company's plan of reorganization for the benefit of any party other than the Proponents; (d) removal or termination of J. Marvin Feigenbaum as Chief Operating Officer of the Company other than in accordance with his employment agreement or modification by the Company of his employment agreement without the Proponents' written consent; and (e) termination by J. Marvin Feigenbaum of his employment agreement in accordance with its terms. In addition, the DIP Financing Facility contains events of default customary for debtor in possession financings of this type.

            The DIP Financing Facility terminates upon an event of default described above or on the first anniversary of the Petition Date if the Company's plan of reorganization is not confirmed. Provided no event of default occurs and is continuing immediately prior to the effective date of the Company's plan of reorganization, the unused principal availability under the DIP Financing Facility will be fully drawn. On the Effective Date, the principal balance of the DIP Financing Facility, all accrued interest and all fees will be forgiven without any payment by the Company.

            On November 7, 1996, the Company, the Senior Lenders and Nu-Tech entered into the Prepetition Termsheet. The willingness of Nu-Tech to invest new capital into the Company, and the willingness of the Senior Lenders to support a restructuring that provided value for the Company's unsecured creditors and shareholders, was subject to numerous conditions which, after lengthy negotiations, were agreed to by the Company in the Prepetition Termsheet. These conditions included: (1) the filing of a reorganization plan consistent with the Prepetition Termsheet by December 2, 1996, (2) the hiring of Nu-Tech's chief executive officer, J. Marvin Feigenbaum, as Chief Operating Officer of PCL, effective immediately prior to the Petition Date and (3) obtaining an order approving certain break-up fee and overbid protections for Nu-Tech within 60 days of the Petition Date. (See Note 5 - "Breakup/Overbid Protections," herein).

            To provide the Company with sufficient liquidity to operate its businesses during the Bankruptcy Cases, the Prepetition Termsheet required the Senior Lenders to provide the DIP Financing Facility. Funds for the DIP Financing Facility were obtained by the Senior Lenders from Nu-Tech, which purchased approximately $13.33 million of the Senior Lenders' claims against the Company for $10 million in cash, just prior to the Petition Date. Borrowings under the DIP Financing Facility will be forgiven under the Plan without any payment by the Company, provided that no event of default occurs and continues under the DIP Financing Facility. In such case, $10 million of Nu-Tech's $15 million investment into the Debtors will have been made at the outset of the Bankruptcy Cases. The Plan provides that on the Effective Date, the $5.0 million promissory note issued by PCL to Nu-Tech in connection with the MSI Stock Purchase will be forgiven, in exchange for which Nu-Tech will receive an additional 17% of the New Common Stock. (See Part II, Item 5 "Other Information," herein).

            As set forth in more detail above, the DIP Financing Facility contains numerous provisions requiring the Company to perform its obligations under the Prepetition Termsheet. If the Company fails to do so, it will be in default under the DIP Financing Facility, which will give the Senior Lenders and Nu-Tech the right to seek to foreclose on their security interests in the Company's assets. The Company believes that if the Senior Lenders and Nu-Tech foreclose on their security interests in the Company's assets, no other creditors or shareholders will receive any recovery on their claims against or interests in the Company. In addition, even if the Senior Lenders and Nu-Tech do not foreclose on their security interests, absent the ability to borrow funds under the DIP Financing Facility, the Company is unlikely to have sufficient working capital to continue to operate its businesses.

            Finally, the Prepetition Termsheet required that the Company's plan of reorganization provide that holders of general unsecured claims and Debenture claims and holders of common stock interests will only be entitled to a distribution under the Plan if the Voting Condition was satisfied. The Voting Condition, which has been satisfied (as discussed below), required the holders of such general unsecured claims and Debenture claims to accept the Plan.

            On December 2, 1996, the Company, Nu-Tech and the Senior Lenders (collectively, the "Proponents") filed a joint plan of reorganization with the Bankruptcy Court. The December 2 plan embodied certain changes to the economic terms contained in the Prepetition Termsheet, based upon negotiations with the Committee and certain orders entered by the Bankruptcy Court during the Bankruptcy Cases. On January 17, 1997, the Proponents filed an amended joint reorganization plan with the Bankruptcy Court, which contained certain amendments to the plan filed on December 2, 1996. On February 7, 1997, the Proponents filed the Second Amended Joint Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Plan") with the Bankruptcy Court, which contained certain amendments to the plan filed on January 17, 1997. The Plan is jointly proposed by the Proponents.

            By order of the Bankruptcy Court entered February 14, 1997, the Disclosure Statement describing, among other things, the terms and conditions of the Plan was approved by the Bankruptcy Court as containing "adequate information" within the meaning of section 1125 of the Bankruptcy Code. On February 20, 1997, the Company began soliciting its shareholders and certain creditors to vote on the Plan by providing each with a solicitation package (each, a "Solicitation Package") containing: (i) written notice of (a) the Bankruptcy Court's approval of the Disclosure Statement, (b) the commencement date of the confirmation hearing on the Plan, (c) the deadline and procedures for filing objections to confirmation of the Plan, and (d) other related issues;
(ii) the Plan; (iii) the Disclosure Statement; (iv) a letter from the Committee soliciting acceptances of the Plan; and (v) a ballot and a ballot return envelope. February 11, 1997 was fixed by the Bankruptcy Court as the voting record date for purposes of determining creditors and equity security holders entitled to receive a Solicitation Package and to vote on the Plan, subject to the disallowance of such creditors' claims and equity holders' interests for voting purposes under certain circumstances.

            The Plan was confirmed by the Bankruptcy Court on the Confirmation Date. The Plan provides that each of the conditions to the Effective Date must be satisfied or waived as provided in the Plan by July 22, 1997. Moreover, the Company's shareholders and creditors voted to approve the Plan, and accordingly, the Voting Condition was satisfied.

            On the Effective Date, the Company will settle its obligations to its impaired creditors as follows: (A) Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date), and 17% of the New Common Stock in exchange for Nu-Tech's cancellation of a note executed by the Company in the principal amount of $5.0 million (the "Nu-Tech Stock Purchase") (which note comprised part of the purchase price paid by the Company to Nu-Tech in connection with the MSI Stock Purchase -- See Part II, Item 5 - "Other Information," herein), (B) the Senior Lenders, which presently own an aggregate of approximately $80.0 million of secured debt, will receive $55.0 million in new senior secured debt and 38.1% of the New Common Stock, (C) the holders of the Debentures will receive 9.3% of the New Common Stock, (D) the Company's shareholders will receive warrants to purchase 5% of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price is based upon an implied enterprise value for the Company of $90.0 million, and (E) the Company's remaining general unsecured creditors will receive a pro rata share of each of $2.45 million in cash and an unsecured note in the principal amount of $400,000 due on the first anniversary of the Effective Date, without interest. The Plan also provides that all of the Company's wholly-owned subsidiaries will be merged with and into the Company immediately prior to the Effective Date of the Plan.

            On April 18, 1997, the Bankruptcy Court granted the Company's request to substantively consolidate the Bankruptcy Cases into a single chapter 11 case for purposes of the Plan and the distribution provisions thereunder. Pursuant to such ruling, on the Confirmation Date, (1) all intercompany claims by and among the Debtors were deemed eliminated, (2) all assets and liabilities of the Debtors were merged or treated as though they were merged, (3) any obligations of any Debtor and all guaranties thereof executed by one or more of the Debtors were deemed to be one obligation of reorganized PCL, (4) any claims filed or to be filed in connection with any such obligation and guaranties were deemed one claim against reorganized PCL, (5) each claim filed in the Bankruptcy Case of any Debtor were deemed filed against reorganized PCL in the consolidated Bankruptcy Case on the Confirmation Date, in accordance with the substantive consolidation of the assets and liabilities of the Debtors and all claims based on guaranties of payment, collection or performance made by the Debtors as to obligations of any other Debtor were discharged, released and of no further force and effect, and (6) all transfers, disbursements and distributions made by any Debtor were deemed to be made by all of the Debtors.

            The Plan provides for the substantive consolidation of the estates, so that the assets and liabilities of the Debtors are treated as if the assets were held by, and the liabilities incurred by, a single entity.

            The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to, the execution of a shareholders agreement between Nu-Tech and certain of the Senior Lenders and the consummation of the Nu-Tech Stock purchase by Nu-Tech and the reorganized Company.

            The foregoing description of the principal terms of the Plan is qualified in its entirety by the full text of such document, which is filed as
Exhibit 2.1, hereto and incorporated herein by this reference.

            Section 5.2.4 of the Plan contemplates that the reorganized Company may, in the exercise of its business judgment, enter into an exit financing facility on or after the Effective Date in an aggregate amount up to $10 million to be secured by accounts receivable of the reorganized Company and the proceeds thereof. Prior to the Confirmation Date, the Company obtained a commitment for exit financing from Daiwa to provide a working capital credit facility to the Company. On April 18, 1997, the Bankruptcy Court approved a commitment letter with Daiwa and authorized the Company to pay a $250,000 advisory fee to Daiwa. The Company has reached an agreement in principle with Daiwa to provide the reorganized Company with a post-Effective Date working capital credit facility, subject to certain conditions, of up to $10 million. Negotiations between the Company and Daiwa with respect to the Exit Financing Facility are continuing.

GENERAL

            As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the California laboratory operations of Damon, which it acquired in 1994, and, to a lesser extent, reductions in third-party payor reimbursement rates, and effects and changes in the health care industry, the Company was unable to make interest payments due monthly under the Credit Agreement since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997, each in the amount of $3.6 million. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 16, 1996, August 15, 1996 and February 17, 1997, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995.

            The removal of the Company's common stock from listing on the Nasdaq National Market System in October of 1995 constituted a Redemption Event under the Company's Indenture governing its Debentures. Such Redemption Event required the Company to offer to repurchase the Debentures from the holders thereof at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. Written notice of the occurrence of such Redemption Event was given to the registered holders of the Debentures on November 2, 1995, and no such holder perfected its right to redeem such Debentures within the period provided under the Indenture. In addition, under the terms of the Registration Rights Agreement between the Company and the holders of the Debentures, the Company is obligated to maintain an effective registration statement covering the Debentures and the Company's common stock with respect to which the Debentures are convertible.

            Following the Petition Date, the Company has continued implementation of the operational restructuring that began prior to the Petition Date. Such operational restructuring consisted of actions taken in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         o Elimination of 383 (approximately 30%) full time equivalent employee positions.

         o Consolidation of facilities. The Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was downsized in June 1996 and consolidated into the Sacramento laboratory. Both locations maintain expanded STAT facilities.

         o Use of dedicated internal teams for concentrated account receivable collection efforts in the Medicare, MediCal, client and patient payor categories.

         o        Completion of centralized billing capabilities.

         o Data processing system changes to improve billing and collection efforts.

         o Reductions in overhead by, among other things, closing unprofitable locations.

         o Moving the Company's principal executive offices from its current location at 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and the Company will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises") and rejecting the Headquarters Lease. The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. The Company expects to vacate the Headquarters in June 1997 and, on May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor. (See Part II, Item 1
                  - "Legal Proceedings," herein).

During and subsequent to the third quarter of Fiscal 1996, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of December 1996, these efforts have resulted in labor and infrastructure eliminations yielding approximately $1.75 million per month in expense reductions. In addition to 383 full time employee equivalent reductions, certain unprofitable patient service centers have been closed, certain unprofitable capitated contracts have been eliminated and certain courier routes have been restructured.

            Net cash flows from operating activities increased from ($2.5) million in the first six months of Fiscal 1996 to ($809,000) for the same period in Fiscal 1997. This increase is the result of a reduction in the rate of growth in accounts receivable and an increase in accounts payable and accrued expenses.

            Cash flows from investing activities have been negative through the periods prior to and including the first six months of Fiscal 1997, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities decreased from $821,000 for the first six months of Fiscal 1996 to $119,000 for the same period in Fiscal 1997. The decrease in cash used in investing activities in Fiscal 1997 is due to reduced acquisitions and reduced equipment and tenant improvement purchases.

            Cash flows from financing activities have reflected borrowings and repayments of long term debt. Cash provided by financing activities decreased from $3.4 million for the period ended August 31, 1995 to $604,000 for the six months ended August 31, 1996. This reduction reflects reduced borrowings from one period to the next.

            As of August 31, 1996, the Company had approximately $125.6 million of indebtedness of which $40 million represents the Debentures; approximately $80.9 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $1.0 million is owed to vendors whose debt has been converted from accounts payable to notes payable; approximately $150,000 is owed to the City of Burbank as a redevelopment loan (the amount is forgiven ratably over 10 years if the Company continues to occupy the building); and approximately $1.15 million is owed under capital lease obligations. Of such indebtedness, $40 million bears interest at 7.5% and is due by its terms in August 2000; $47.4 million in bank borrowings bears interest at prime plus 3% and is due by its terms in March 2000; $33.5 million in bank borrowings bears interest at prime plus 3% and is due by its terms in March 1997; $2.4 million bears rates ranging from 6.0% to 6.7% and is due by its terms in July 1996; $1.0 million bears rates from 8% to 8.5% and are due by its terms in April, 1998; $150,000 is non-interest bearing and is due by its terms in September 2005. All of such indebtedness (other than the $150,000 scheduled to mature in September
2005) is currently in default. The Company currently has no resources to repay such indebtedness; however, the Plan provides that the Company will pay such liabilities, as compromised, on the Effective Date.

            The Company failed to make the interest payments due monthly under the Credit Agreement since September, 1995, each in the amount of approximately $660,000, (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997 (each in the amount of $3.6 million). The Company has been in default since September of 1995 with respect to its secured indebtedness under the Credit Agreement.

            At August 31, 1996, the Company had approximately $67,000 in cash. In addition, after the Effective Date, the Plan contemplates the availability of up to $10.0 million under the Exit Financing Facility. Negotiations with respect to the Exit Financing Facility are continuing. The Company's business does not generally require significant expenditures for property, plant, and equipment. Expenditures related to such capital items were approximately 0.5% of net revenues for the six months ended August 31, 1996. As of August 31, 1996, the Company had no material commitments for capital expenditures.

            The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection, operating cash and, until the Effective Date, amounts available under the DIP Financing Facility. After the Effective Date, the DIP Financing Facility will be forgiven and the remaining amounts available thereunder will be available to the Company as additional capital. In addition, the Company is negotiating with Daiwa for an Exit Financing Facility of up to $10.0 million. The foregoing statements constitute forward-looking information, and no assurance can be given that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                          PART II -- OTHER INFORMATION

                                  MAY 31, 1996


Item 1.  Legal Proceedings

        Chapter 11 Reorganization

            The Company, which has been experiencing significant operating losses and facing severe liquidity problems, determined that it was not likely to meet its cash repayment obligations on existing indebtedness, including approximately $80.9 million of secured indebtedness due under the Credit Agreement, and interest payments related to the Debentures. The Company believed that further refinancings of its existing indebtedness would not be sufficient to enable the Company to continue to exist.

            Accordingly, on November 8, 1996, the Company and its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See "Liquidity and Capital Resources," above. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan confirmed by the Bankruptcy Court on April 18, 1997.

            Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions, including obtaining services, supplies and inventories, that each could have entered into in the ordinary course of business had there been no bankruptcy filings. As debtors in possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing. The Company has sought and obtained orders from the Bankruptcy Court intended to facilitate the normal operations of the Company, including orders (i) authorizing the Company to maintain its consolidated cash management system, (ii) authorizing the payment of certain prepetition claims, including claims for employee business expenses, wages, salaries, employee benefits and certain rent obligations, (iii) authorizing the Company to use cash collateral and approving the Company's DIP Financing Facility, as previously described, and (iv) approving certain premium financing agreements.

            On November 18, 1996, the United States Trustee appointed the Committee pursuant to section 1102 of the Bankruptcy Code. The Committee has the right to review and object to certain business transactions and participated in the negotiation of the Company's plan of reorganization (see Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein). Under the Bankruptcy Code, the Company will be required to pay legal and other advisory fees of the Committee associated with the Bankruptcy Cases until the Effective Date.

            The Company has the right, subject to the approval of the Bankruptcy Court, under relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases.

            In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the Petition Date.

            By order of the Bankruptcy Court, effective February 14, 1997, the Company received approval to (a) reject 62 nonresidential real property leases;
(b) assume 149 nonresidential real
property leases; and (c) extend the time, through and including the Confirmation Date of its plan of reorganization, within which it may assume or reject 16 of its remaining nonresidential real property leases. As more fully described above, assumption of leases requires the Company to cure, or to provide adequate assurance that it will cure, all existing defaults under the lease. On April 14, 1997, the Bankruptcy Court entered an order approving certain procedures for assuming the Company's remaining leases not previously assumed, rejected or slated for rejection pursuant to the Plan (the "Remaining Leases").

            On December 19, 1996, the Bankruptcy Court entered an order establishing January 31, 1997 as the Original Bar Date. On April 3, 1997, the Bankruptcy Court entered an order establishing April 30, 1997 as the deadline for filing proofs of claim with respect to plaintiffs in certain lawsuits who did not receive notice of the Original Bar Date. All creditors (with certain limited exceptions) must file proofs of claim against the Company with respect to prepetition claims on or before the applicable bar dates or be forever barred from (1) asserting claims that such person or entity possesses against the Company and (2) voting upon, or receiving distribution under, any plan of reorganization.

            Prepetition claims that were contingent, unliquidated, or disputed as of the Petition Date, including, without limitation, those that arise in connection with rejection of executory contracts or unexpired leases, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise settled or agreed upon by the parties and approved by the Bankruptcy Court.

            Described below are certain legal proceedings involving the Company that were in existence as of the Petition Date. All such proceedings have been stayed pursuant to section 362 of the Bankruptcy Code, and can only proceed with the approval of the Bankruptcy Court. As a general matter, the treatment of claims arising prior to the Petition Date, including claims on account of litigation, will be determined and paid pursuant to the terms of the Plan. The Plan provides that following the Effective Date, such prepetition litigation, as well as postpetition litigation involving claims based upon prepetition events, will become subject to a permanent injunction. The Plan further provides that the Company, the reorganized Company or the Committee may resolve or adjudicate the amount of a prepetition litigation claim in the manner in which such claim would have been resolved if the Company had not instituted the Bankruptcy Cases. Additionally, the Bankruptcy Court may enter orders modifying the automatic stay and/or permanent injunction to permit certain matters to continue to be prosecuted in the courts or before arbitrators where or before whom such matters are pending, generally for the purpose of pursuing payment of such claims as are insured from third-party insurers. Because of the bankruptcy proceedings, the Company's financial exposure with respect to the prepetition litigation claims set forth in actions currently pending against the Company is limited by the Plan and should not have a material financial impact on the Company.

            Prepetition Litigation

            As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996, and in the Company's subsequent Form 10-Q reports, there are several material pending legal proceedings against the Company. On June 20, 1996, an action was filed against the Company in the Superior Court of Sacramento under the caption Maintenance Management Corporation v. Physicians Clinical Laboratory, Inc., Case No. 96AS03171. This lawsuit relates to a management contract entered into by and between the Company and Maintenance Management Corporation ("MMC"), and alleges breach of contract and fraudulent and negligent misrepresentation. The complaint seeks compensatory damages in excess of $3.0 million, interest and expenses, as well as exemplary damages. Even notwithstanding the limitations on the Company's liability exposure resulting from the bankruptcy proceedings, as described above, the Company does not believe that either the merits of these claims, if any, justify the amount of damages sought, or that this lawsuit, if adversely determined, would have had a material adverse effect on the financial condition of the Company.

            There is a dispute pending between the Company and Medical Group Pathology Laboratory, Inc. ("MGPL"), the seller of the Santa Barbara facility which the Company acquired in 1992 (the "Acquisition"), relating to the payment obligations under the Agreement of Purchase and Sale of Assets between the Company and MGPL (the "MGPL Agreement"). On November 8, 1995, MGPL commenced an action (the "Litigation") against the Company in the Superior Court of the State of California, Santa Barbara County, captioned Medical Group Pathology Laboratory, Inc. v. Physicians Clinical Laboratory, Inc. (Case No. 210318). The complaint alleges breach of the promissory note executed by the Company in connection with the

Acquisition and failure to pay amounts due thereunder equalling $1,169,505 plus interest and late fees, and seeks compensatory damages in the amount of sums allegedly due, in addition to unspecified general damages and attorney's fees. In December, 1995, a default was entered against the Company in the Litigation. The Company has no substantive defenses to the Litigation. The Company was able to have the default set aside before a judgment was entered in connection therewith. As of the Petition Date (at which time the Litigation was stayed), a standstill agreement with MGPL was in effect, pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to MGPL by the Company under the MGPL Agreement. As of November 30, 1996, the outstanding principal amount of the Note issued by the Company to MGPL in connection with the MGPL Agreement was $890,000.

            In the ordinary course of business, several lawsuits have been filed against the Company by former employees alleging, among other things, employment discrimination and harassment, fraud, wrongful (including retaliatory) discharge in violation of public policy, and related claims, including intentional and negligent infliction of emotional distress, loss of consortium, breach of contract and breach of the covenant of good faith and fair dealing. A number of such suits include claims against current employees of the Company. Any existing indemnification arrangements between any such employees and the Company with respect to such claims are subject to the terms of the Plan as prepetition claims, as described above.

            Additionally, several lawsuits have been filed against the Company by former patients alleging medical malpractice and requesting punitive damages. Notwithstanding the limitations on the Company's liability exposure resulting from the bankruptcy proceedings, as described above, the Company does not expect these matters, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. Moreover, the Company believes that its insurance policies may cover some or all judgments against the Company, if any, in these matters.

            To date, the Company has not experienced any significant liability with respect to such claims.

            Postpetition Litigation

            On or about January 22, 1997, Taylor R. McKeeman, the Company's former Vice President for Laboratory Operations, filed a Request for Payment of Administrative Expense with respect to a prepetition Separation Agreement between the Company and Mr. McKeeman. Under the Separation Agreement, Mr. McKeeman is entitled to receive a severance payment in the event he is terminated after a "Change in Control" occurs, as such term is defined in the Separation Agreement. This request was denied by order of the Bankruptcy Court, entered on March 19, 1997, because (i) no Change in Control occurred prior to the termination of Mr. McKeeman's employment and (ii) any claim of Mr. McKeeman against the Company's bankruptcy estates arising out of the Separation Agreement constitutes a prepetition claim. Mr. McKeeman filed a notice of appeal on or about March 5, 1997. If Mr. McKeeman were to prevail on appeal, the Company would incur an administrative claim against their estates in the approximate amount of $300,000.

            The Company maintains property, casualty, liability and other types of insurance on various aspects of its business and properties. The Company believes, based on its past experience, that its insurance coverage is adequate for its business.

            Regulatory Investigation

            In April of 1997, the Company received a subpoena to furnish certain documents to the United States Department of Defense ("DOD") with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company has produced and will continue to produce documents in response to the DOD's subpoena. In late May 1997, the Company was notified that its Medicare and Medi-Cal billing practices also were undergoing review by the United States Department of Health and Human Services ("HHS"). The Company is cooperating with DOD and HHS in such investigations. The Company believes that these investigations may be similar to investigations being conducted by DOD and HHS with respect to the billing practices of the clinical laboratory testing industry. The Company further believes that these investigations are in their early stages. There can be no assurance that the result of such investigations as they relate to the Company would not subject the Company to significant civil or criminal liability (which could include substantial fines, penalties or forfeitures, and mandatory or discretionary exclusion from participation in Medicare, Medi-Cal and other government funded healthcare programs), which could have a material adverse effect on the financial condition of the Company.

Item 3.  Defaults on Senior Securities

            The following paragraphs describe the existing defaults under the Company's Credit Agreement and debt instruments. Such defaults will remain outstanding until the Effective Date, at which time the Company's obligations under such Credit Agreement and such debt instruments will be extinguished and the obligees under such Credit Agreement and such debt instruments will receive distributions from the reorganized Company in accordance with the terms and conditions of the Plan.

            Credit Agreement Defaults

            As previously reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996, the Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under the Credit Agreement with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September of 1995 with respect to interest payments related to the Debentures and the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory. (See "Other Indebtedness," below).

            The Company failed to make interest payments due monthly since September 1995 under the Credit Agreement, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997 (each in the amount of $3.6 million). The Company also failed to make the remaining payment of $150,000 due on December 31, 1995 for the remainder of the restructure fee under the Third Amendment to the Credit Agreement.

            As of the date hereof, all of the lenders that were party to the Existing Lender Agreements have assigned to third parties their interests in the Company's debt obligations under the Credit Agreement. These third party assignees are the Senior Lenders (Oaktree Capital Management, LLC, The Copernicus Fund, L.P., DDJ Overseas Corp., Belmont Fund, L.P., Belmont Capital Partners II, L.P., and Cerberus Partners, L.P.) These assignments were made pursuant to terms and conditions that do not impact the nature of the Company's obligations arising out of the Credit Agreement or the existing defaults thereunder.

            Subordinated Debentures

            The Company failed to make four interest payments each, in the amount of $1.5 million, due on August 15, 1995, February 15, 1996, and August 31, 1996, and February 17, 1997, respectively, in respect of its Debentures. Even though the Debentures have not been accelerated, the Trustee under the Indenture governing the Debentures or holders of at least 25% of the aggregate principal amount of Debentures may accelerate the Debentures as a result of such default.

            The October 1995 removal of the Company's common stock from listing on the Nasdaq National Market System constituted a Redemption Event under the Company's Indenture governing its Debentures. Such Redemption Event required the Company to offer to repurchase the Debentures from the holders thereof at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. Written notice of the occurrence of such Redemption Event was given to the registered holders of the Debentures on November 2, 1995, and no such holder perfected its right to redeem such Debentures within the period provided under the Indenture. In addition, under the terms of the Registration Rights Agreement between the Company and holders of the Debentures, the Company is obligated to maintain an effective registration statement covering the Debentures and the Company's common stock with respect to which the Debentures are convertible.

            Other Indebtedness

            Prior to the Petition Date, the Company engaged in negotiations with Pathologists' Clinical Laboratories of Glendale, Inc. ("PCL Partners") to amend its Agreement of Purchase and Sale of Assets relating to the purchase of the Company's Glendale facility, and that the Company is currently in default in the payment of its obligations under that agreement. As of November 30, 1996, the outstanding principal amount of the Note issued by the Company to Pathologists Clinical Laboratory of Glendale in connection with such purchase was approximately $1,485,000.

            By stipulation and order of the Bankruptcy Court, dated April 18, 1997 (the "Stipulation"), PCL Partners and the Company agreed as follows: (i) PCL Partners has an unsecured Class 5 Claim under the Plan in the amount of $1,654,847, less the Net Proceeds (as hereinafter defined); (ii) the automatic stay shall be modified to permit Ostrin & Ostrin to sell certain items of PCL Partner's collateral set forth on Exhibit A to the Stipulation (the "Collateral") on or before July 15, 1997; (iii) Ostrin & Ostrin shall remit the proceeds of the sale of the Collateral, less Ostrin & Ostrin's fees of $40.00 per hour and expenses (the "Net Proceeds"), within 15 days of receipt; (iv) PCL Partners shall waive all other claims against the Company, except for any claims which may arise from certain equipment leases set forth on Exhibit B to the Stipulation, including claims arising from the Agreement of Purchase and Sale of Assets.

            Prior to the Petition Date, the Company was in negotiations with Medical Group Pathology Laboratory, Inc. to amend its Agreement of Purchase and Sale of Assets to resolve disputes relating to the purchase of the Company's Santa Barbara facility (the "MGPL Agreement"); however, the Company was unable to reach a successful compromise of such dispute, and the Company is currently in default in the payment of its obligations under the MGPL Agreement and the
Note issued to MGPL by the Company in connection therewith. On November 7, 1995, Medical Group Pathology Laboratory, Inc. filed suit against the Company with respect to the Company's breach of its obligations under such Note, in connection with which a default was entered in favor of Medical Group Pathology Laboratory, Inc. See "Item 1. Legal Proceedings." The Company was able to have the default set aside before a judgement was entered in connection therewith, and on May 27, 1996, the Company entered into a 30-day standstill agreement with Medical Group Pathology Laboratory, Inc. pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to Medical Group Pathology Laboratory, Inc. by the Company under the MGPL Agreement. In August of 1996, in connection with the Company's sale of its Santa Barbara histology and cytology operations to an affiliate of Medical Group Pathology Laboratory, Inc., Medical Group Pathology Laboratory, Inc. and the Company entered into another standstill agreement, which standstill agreement had not expired as of the Petition Date. Accordingly, the lawsuit has been stayed. The Company has no substantive defenses to this lawsuit. As of November 30, 1996, the outstanding principal amount of the Note issued by the Company to Medical Group Pathology Laboratory, Inc. in connection with the MGPL Agreement was $890,000.

Item 5.  Other Information

            MSI Stock Purchase

            On February 24, 1997, the Company entered into an Agreement for Purchase and Sale of Stock (the "MSI Stock Purchase Agreement") with Nu-Tech, whereby PCL acquired all issued and outstanding shares (the "Shares") of Medical Science Institute, Inc. ("MSI") from Nu-Tech, the beneficial and record owner of all issued and outstanding shares of MSI (the "MSI Stock Purchase"). The closing of the transactions contemplated by the MSI Stock Purchase Agreement (the "Closing") occurred on February 26, 1997.

            In consideration for the Shares, the Company paid to Nu-Tech an aggregate amount in cash equal to $2,643,183.03. The Company also issued and delivered a Promissory Note to Nu-Tech in the principal amount of $5,000,000, pursuant to the Plan, the Promissory Note will be forgiven by Nu-Tech on the Effective Date, in exchange for which forgiveness Nu-Tech will acquire 17% of the New Common Stock. The aggregate consideration and other payments to be made in connection with the foregoing transaction were arrived at pursuant to arms' length negotiations between the Company and Nu-Tech.

            As the Company was a debtor in possession in the chapter 11 case before the Bankruptcy Court on the Closing Date, Bankruptcy Court approval was required with respect to the purchase of the Shares and the related transactions, and such approval was granted by court order on January 29, 1997.

            Board of Directors

            On the Effective Date, the terms of office of the current members of the Company's Board of Directors will cease. On and after the Effective Date, the following individuals will become members of the reorganized Company's Board of Directors: Mr. J. Marvin Feigenbaum (Chairman), Mr. David Sterling, Mr. Leonard Green and Mr. Matthew Barrett. Pursuant to the terms of the Plan, the remaining initial Board member will be designated by the Senior Lenders.


                                                                                   Page
Item 6.  Exhibits and Reports on Form 8-K                                         Number
         --------------------------------                                         ------
            a.          Exhibits

            2.1         Agreement for Purchase and Sale of Stock, dated February
                        24, 1997, between the Company, Medical Science
                        Institute, Inc. and Nu-Tech Bio-Med, Inc. (attached as
                        Exhibit 2.1 to the Company's Current Report on Form 8-K for March 13, 1997).

            2.2         Second Amended Joint Plan of Reorganization of
                        Physicians Clinical Laboratory and its Affiliated
                        Debtors filed with the Bankruptcy Court on February 7,
                        1997 (attached as Exhibit 2.1 to the Company's Current
                        Report on Form 8-K for June 6, 1997) (without exhibits).

            2.3         Findings of Fact, Conclusions of Law and Order
                        Confirming Second Amended Plan of Reorganization of
                        Physicians Clinical Laboratory, Inc. and Its Affiliated
                        Debtors, dated April 23, 1997 (attached as Exhibit 2.2 to the Company's Current Report on Form 8-K for June 6,
                        1997).

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

            4.4         Fourth Amendment to Credit Agreement, dated as of July
                        31, 1995 (incorporated by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995) (without exhibits and schedules).

            4.5         Fifth Amendment to Credit Agreement, dated as of
                        February 20, 1996 (without exhibits and schedules).

            4.5         Guaranty, dated as of May 10, 1995, granted by Sutter
                        Health to the Banks (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K for May 8, 1995).

                                                                                   Page
                                                                                  Number
                                                                                  ------
            4.6         Form of Guaranty executed by Diagnostic Laboratories,
                        Inc., Regional Reference Laboratory Governing
                        Corporation, and Quantum Clinical Laboratories, Inc.,
                        each a subsidiary corporation of the Company, and
                        California Regional Reference Laboratory, a limited
                        partnership of which the Company is, indirectly, the
                        sole general partner and limited partner (incorporated
                        by reference to Exhibit 4.6 of the Company's Current
                        Report on Form 8-K for May 8, 1995).

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

            4.17 Warrant W-001, dated as of May 10, 1995 (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K for May 8, 1995).

            10.1        Employment Agreement between the Company and J. Marvin
                        Feigenbaum, dated as of November 7, 1996 (attached as
                        Exhibit 10.1 to the Company's Current Report on Form 8-K for November 13, 1996).

            12.1 Statement regarding calculation of ratios of earnings to fixed charges.

            99 Text of the Company's press release dated April 21, 1997 relating to the confirmation of the Company's Plan of Reorganization. (attached as Exhibit 99 to the Company's
                        Current Report on Form 8-K for June 6, 1997).

            b.          Reports on Form 8-K filed during the quarter ended
                        August 31, 1996:

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

                               PHYSICIANS CLINICAL LABORATORY, INC.
                               (Registrant)



June 6, 1997                   /s/ J. Marvin Feigenbaum
                               ------------------------
                               J. Marvin Feigenbaum
                               Chief Operating Officer



                               /s/ Richard M. Brooks
                               ------------------------
                               Richard M. Brooks
                               Senior Vice President
                               Chief Financial Officer



                               /s/ Wayne E. Cottrell
                               ------------------------
                               Wayne E. Cottrell
                               Vice President, Finance
                               (Chief Accounting Officer)