Form 10-Q
period 1996-11-30
PHYSICIANS CLINICAL LABORATORY INC
filed 1997-06-06
CIK 890685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ending November 30, 1996

                         Commission File Number 0-20678


                      PHYSICIANS CLINICAL LABORATORY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                             68-0280528
------------------------------------------               ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


3301 C Street, Suite 100E, Sacramento, CA                       95816
------------------------------------------               -----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (916) 325-2024
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

                                      INDEX



Part I.  FINANCIAL INFORMATION                                                          Page No.
                                                                                        --------
         Condensed Consolidated Balance Sheets as of November 30, 1996 and                 3
         February 29, 1996

         Condensed Consolidated Statements of Operations for the three and nine            4
         months ended November 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the three and nine            5
         months ended November 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements                              6

         Management's Discussion and Analysis of Financial Condition and Results of        14
         Operations for the three and nine months ended November 30, 1996 and
         1995

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        24

         Item 3.  Defaults on Senior Securities                                            27

         Item 5.  Other Information                                                        28

         Item 6.  Exhibits and Reports on Form 8-K                                         29

SIGNATURES                                                                                 31

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF NOVEMBER 30, 1996 AND FEBRUARY 29, 1996



                                                             NOVEMBER 30,          FEBRUARY 29,
ASSETS                                                          1996                   1996
                                                            -------------         -------------
                                                                           (Unaudited)
CURRENT ASSETS

         Cash                                               $   2,172,056         $     391,815

         Accounts receivable, net                              12,666,125            13,793,604

         Notes receivable                                         350,000               350,000

         Supplies inventory                                     1,167,041             1,370,742

         Other current assets                                     888,038               618,287
                                                            -------------         -------------

                  Total current assets                         17,243,260            16,524,448

EQUIPMENT AND IMPROVEMENTS, NET                                11,428,054            16,929,581

INTANGIBLE ASSETS, NET                                         53,952,672            57,470,061

OTHER ASSETS                                                      500,973               488,289
                                                            -------------         -------------

                  Total assets                              $  83,124,959         $  91,412,379
                                                            =============         =============


LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

         Debtor in Possession Borrowings                    $   2,000,000         $           0

         Current Portion of Long Term Debt                              0           123,880,031

         Accounts payable                                         506,645            12,185,439

         Accrued payroll & other                                1,468,932            16,389,563
                                                            -------------         -------------

                  Total current liabilities                     3,975,577           152,455,033

LONG-TERM DEBT                                                          0             3,569,930

LIABILITIES SUBJECT TO COMPROMISE                             167,441,386                     0
                                                            -------------         -------------

                  Total liabilities                           171,416,963           156,024,963

STOCKHOLDERS' DEFICIT

         Common Stock                                              60,713                60,331

         Paid-in capital                                       15,570,687            15,536,906

         Retained earnings (deficit)                         (103,923,404)          (80,209,821)
                                                            -------------         -------------
                  Total stockholders' deficit                 (88,292,004)          (64,612,584)
                                                            -------------         -------------

         Total liabilities and stockholders' deficit        $  83,124,959         $  91,412,379
                                                            =============         =============



  The accompanying notes are an integral part of these condensed consolidated statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995



                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  NOVEMBER 30,                              NOVEMBER 30,
                                       ---------------------------------         ---------------------------------
                                           1996                 1995                 1996                 1995
                                       ------------         ------------         ------------         ------------
NET REVENUE                            $ 15,262,276         $ 21,613,948         $ 49,656,211         $ 70,829,764

DIRECT LABORATORY COST                    5,598,350            7,599,302           17,673,173           24,283,892
                                       ------------         ------------         ------------         ------------

         Gross Profit                     9,663,926           14,014,646           31,983,038           46,545,872

LABORATORY SUPPORT COST                   4,875,379            6,318,388           15,014,401           18,960,600
                                       ------------         ------------         ------------         ------------

         Laboratory Profit                4,788,547            7,696,258           16,968,637           27,585,272

OVERHEAD EXPENSE                          9,133,214           10,496,512           27,295,122           31,108,328

CREDIT RESTRUCTURING EXPENSE                 27,618              498,990              265,922            3,011,203

WRITE DOWN OF ACCOUNTS
 RECEIVABLE TO NET REALIZABLE
VALUE                                     2,056,920                    0            5,056,920                    0



         Operating Loss                  (4,372,285)          (5,356,164)         (10,592,407)         (11,591,179)

INTEREST EXPENSE AND OTHER, net           3,604,665            3,400,724           13,121,167            9,217,040

INCOME TAXES                                      0                    0                    0                    0
                                       ------------         ------------         ------------         ------------

         Net Income Loss               ($ 7,976,950)        ($ 8,756,888)        ($23,713,574)        ($20,808,219)
                                       ============         ============         ============         ============

LOSS PER SHARE:

         Primary                             ($1.31)              ($1.45)              ($3.91)              ($3.44)

         Fully Diluted                          N/A                  N/A                  N/A                  N/A

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:

         Primary                          6,071,000            6,031,000            6,060,000            6,049,000

         Fully Diluted                          N/A                  N/A                  N/A                  N/A



  The accompanying notes are an integral part of these condensed consolidated financial statements

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995



                                                                      1996             1995
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          ($23,713,574)     ($20,808,219)

adjustments to reconcile net loss to net cash provided by operating activities

         Depreciation and amortization                               7,314,567         8,877,377

         Provision for doubtful accounts                             3,555,217         3,169,387

         Write-down of accounts receivable to net realizable
         value                                                               0         5,056,920

         Credit restructuring expense                                        0         1,450,140

         Write-down of tenant improvements related to
         abandoned Southern California laboratory                    1,804,082

         Changes in operating assets and liabilities

                  (increase) decrease in accounts receivable        (2,427,736)       (7,945,688)

                  Net decrease (increase) in inventories,
                  prepaid costs and other assets                       (78,742)        7,198,334

                  (Decrease) increase in accounts payable
                  and accrued expenses                              12,889,742         2,833,804
                                                                  ------------      ------------

Net cash provided by (used in) operating activities                   (656,444)         (167,945)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase of intangible assets in connection with acquisitions                0          (285,544)

Acquisition of equipment and leasehold improvements                    (99,732)       (1,892,939)
                                                                  ------------      ------------

         Net cash provided by (used in) investing activities           (99,732)       (2,178,483)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing under long term debt                                       3,338,423         5,852,239

Payments of principal on long term debt                               (836,169)       (2,636,445)

Proceeds from sale of capital stock                                     34,163                 0
                                                                  ------------      ------------

         Net cash provided by financing activities                   2,536,417         3,215,794
                                                                  ------------      ------------

         Net increase (decrease) in cash and cash
          equivalents                                                1,780,241           869,366

CASH AND CASH EQUIVALENTS, beginning of period                         391,815           181,896
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                          $  2,172,056      $  1,051,262
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

         Cash paid for interest                                             $0      $  4,361,000
                                                                  ============      ============

         Cash paid for income taxes                                         $0                $0
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

         During the fiscal quarter ended November 30, 1996, the liquidity and operations of PCL continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest judgments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

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

         Liabilities subject to compromise in the accompanying condensed consolidated balance sheets represent the Company's estimate of liabilities as of November 30, 1996, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. (See Note 4 - "Liabilities Subject to Compromise," herein).

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of PCL and its consolidated group of Debtor subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the three and nine month periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended February 29, 1997 ("Fiscal 1997"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended February 29, 1996 ("Fiscal 1996").

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

         Use of cash collateral would not have provided the Company with sufficient liquidity to sustain their operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into a Stipulation and Amended
Stipulation: (1) Regarding Terms and Conditions of Use of Cash Collateral Pursuant to 11 U.S.C. ss. 363; (2) Regarding Terms and Conditions of Post-Petition Secured Financing from Senior Lenders Pursuant to 11 U.S.C. ss. 364; (3) Validating Pre-Bankruptcy Liens, Security Interests and Claims; (4) Providing Adequate Protection; (5) Granting Post- Petition Liens and Security Interests; (6) Granting Claims Pursuant to 11 U.S.C ss.ss. 503 and 507(b); and
(7) Granting Relief from The Automatic Stay (the "DIP Financing Facility") with the Senior Lenders. The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the a plan of reorganization as contemplated by the Prepetition Termsheet. (See Note 3 - "Prepetition Termsheet and Plan of Reorganization" herein). On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

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

(4)      LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At November 30, 1996, such amounts to the extent not paid, were included in accrued expenses and other payables for the period set forth below (amounts in millions of dollars):

                  Convertible Subordinated Debentures                  $40.0
                  Bank Debt                                             80.8
                  Notes Payable                                          3.7
                  Accounts Payable                                      13.1
                  Accrued Payroll & Other                               26.6
                  Capitalized PSC Leases                                 3.2
                                                                       -----

                  Total Liabilities Subject to Compromise             $167.4
                                                                      ======

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

         The amounts and terms of these prepetition liabilities will be materially changed by the Plan on the Effective Date.

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

(9)      RATIO OF EARNINGS TO FIXED CHARGES

         For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations. The Company's losses during each of the periods presented provide no coverage of fixed charges. The amount of the deficiency is $23,705,000 and $20,808,000 for the nine months ended November 30, 1996 and 1995, respectively.

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

         During the fiscal quarter ended November 30, 1996, the liquidity and operations of the Company continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest judgments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

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

THREE AND NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 30, 1996

         Net revenue fell from $21.6 million to $15.3 million for the three months ended November 30 1995 and 1996, respectively, and from $70.8 million to $49.7 million for the nine months ended November 30, 1995 and 1996, respectively. This represents a 29.4% and 29.9% decrease, respectively. The revenue reduction is the result of decreased reimbursement from third party payors, the elimination of some unprofitable capitated contracts and the loss of some of the associated business related to those contracts.

         Direct laboratory expense fell from $7.6 million to $5.6 million and from $24.2 million to $17.7 million for the three and nine months ended November 30, 1995 and 1996, respectively. This represents a 26.3% and 27.2% drop in expense for the respective periods. As a percent of net revenue, direct laboratory expense increased as a percent of net revenue from 35.2% to 36.7% and from 34.3% to 35.6% for the three and nine months ended November 30, 1995 and November 30, 1996, respectively. The reduction in direct expense is the result of reduced volumes and cost cutting undertaken by management the last 15 months. The increase in percent of net revenue for direct laboratory expense results from reduced reimbursement while related volumes held constant.

         Laboratory support expense fell from $6.3 million to $4.9 million for the three months ended November 30, 1995 and 1996, respectively, and from $19.0 million to $15.0 million for the nine months ended November 30, 1995 and 1996, respectively. As a percent of net revenue, laboratory support expense increased from 29.2% to 31.9% and from 26.8% to 30.2% for the three and nine months ended November 30, 1995 and November 30, 1996, respectively. The Company continues to reduce these expenses but the reduction in reimbursement outweighs the expense reduction when viewed as a percent of net revenue.

         Overhead expense, which includes selling, general and administrative expense, provision for doubtful accounts, depreciation and amortization fell from $10.5 million to $9.1 million for the fiscal quarter ended November 30, 1995, and November 30, 1996, respectively, and from $31.1 million to $27.3 million for the nine months ended November 30, 1995 and 1996, respectively. As a percent of net revenue, overhead expense grew from 48.6% to 59.8% for the three months ended November 30, 1995 and November 30, 1996, respectively, and from 43.9% to 55.0% for the nine months ended November 30, 1995 and 1996, respectively, these increases being a function of declining revenue while a disproportionate amount of the expense is fixed.

         Selling, general and administrative expense fell from $6.0 million to $5.5 million for the three months ended November 30, 1995 and November 30, 1996, respectively, and from $19.0 million to $16.4 million for the nine months ended November 30, 1995 and November 30, 1996, respectively. This represents an 8.3% and 13.7% decrease, respectively, which is the result of continued expense reduction in response to declining revenues.

         Provision for doubtful accounts decreased from $1.5 million to $1.2 million for the three months ended November 30, 1995 and 1996, respectively, and increased from $3.2 million to $3.6 million for the nine months ended November 30, 1995 and November 30, 1996, respectively. As a percent of net revenue, provision for doubtful amounts increased from 6.7% to 7.7% and from 4.5% to 7.2% for the three and nine months ended November 30, 1995 and 1996, respectively. The provision for doubtful amounts is adjusted based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

         Depreciation and amortization expense fell from $3.0 million and $8.9 million for the three and nine months ended November 30, 1995 to $2.4 million and $7.3 million for the three and nine months ended November 30, 1996. This reduction is the result of lower amortization expense due to the $25.0 million write down of intangibles at fiscal year end February 29, 1996.

         During the second quarter of Fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. These negotiations resulted in the third, fourth and fifth amendments to the Credit Agreement. Bank fees, legal fees, professional advisor fees and related costs of $1,062,073 were incurred. Subsequently, the Company failed to comply with the terms of the Credit Agreement, as amended. Thus, all amounts owed under the Credit Agreement have been classified as current liabilities in the balance sheet as of August 31, 1995. The deferred financing costs related to the Credit Agreement of $1,450,140 have been written off as of August 31, 1995. During the three and nine months ended November 30, 1996, the

Company incurred $28,000 and $266,000, respectively, in legal and consulting fees related to credit restructuring and preparations for the Chapter 11 filing and reorganization. The costs associated with the credit agreement restructuring the Chapter 11 filing and the write off of the deferred financing costs have been reflected in the statement of operations as Credit Restructuring expense.

         During the second and third fiscal quarter of 1996, the Company took a $3.0 million and $2.1 million, respectively, write down of its accounts receivable reflecting management's determination of reduced collectability. This results from continued collection and billing difficulties being experienced by the Company and the industry as a whole from third party payors and patients.

         Operating income fell from a loss of $2.8 million to a loss of $4.4 million before one time charges for the three months ended November 30, 1995 and 1996, respectively, and from a loss of $3.5 million to a loss of $10.6 million before one time charges for the nine months ended November 30, 1995 and 1996, respectively. This decrease resulted primarily from the revenue reductions as outlined above.

         Interest expense increased from $3.4 million to $3.6 million and from $9.2 million to $13.1 million for the three and nine months ended November 30, 1995 and 1996, respectively. The increase in interest expense results from interest due on unpaid interest and penalties due on the non-payment of principal. Outstanding borrowings under the DIP Financing Facility bear interest at a rate per annum equal to the prime rate then in effect plus 2%. The Company accrued a non-refundable commitment fee on the unfunded portions of the DIP Financing Facility equal to 100 basis points per annum, which fee is not subject to any pro rata reductions. The accrued interest on borrowing under the DIP Financing Facility and the above-described commitment fee are payable only upon an event of default, as such term is described in the DIP Financing Facility, unless such event of default is waived by the Senior Lenders or on the first anniversary of the Petition Date, unless the effective date of the Plan shall have already occurred.

         Net loss increased from $6.2 million to $7.9 million before one time charges discussed above for the three months and from a loss of $12.7 million to a loss of $23.4 million before one time charges for the nine months ended November 30, 1995 and 1996, respectively.

REORGANIZATION COSTS

         Reorganization costs includes all costs associated with the Bankruptcy Cases. Pursuant to the guidance provided in SOP90-7, the Company segregated on its statement of operations for the three month period ended November 30, 1996 a one-time non-recurring expense related to the credit restructuring and preparations for the chapter 11 filing in the amount of: $27,618 for professional consultants' fees and out-of-pocket expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Chapter 11 Filing

         As discussed previously, PCL and its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on November 8, 1996. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan, which was confirmed by the Bankruptcy Court on April 18, 1997. (See Note 3 - "Prepetition Termsheet and Plan of Reorganization", herein).

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

GENERAL

         As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the California laboratory operations of Damon, which it acquired in 1994, and, to a lesser extent, reductions in third-party payor reimbursement rates and effects and changes in the health care industry, the Company was unable to make interest payments due monthly under the Credit Agreement since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 and March 31, 1997, each in the amount of $3.6 million. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 16, 1996, August 15, 1996 and February 17, 1997, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit

Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995.

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

         Net cash flows from operating activities increased from ($168,000) in the first nine months of Fiscal 1996 to ($656,000) for the same period in Fiscal 1997 principally as a result of increases in prepaid expenses and greater operating losses.

         Cash flows from investing activities have been negative through the periods prior to and including the first three quarters of Fiscal 1997, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities fell from $2.2 million for the first nine months of Fiscal 1996 to $100,000 for the same period in Fiscal 1997. The decrease in cash used in investing activities in Fiscal 1997 is due to reduced acquisitions and reduced equipment and tenant improvement purchases.

         Cash flows from financing activities have reflected borrowings and repayments of long term debt. Cash provide by financing activities decreased from $3.2 million for three period ended November 30, 1995 to $2.5 million for the same period in fiscal 1997. This reduction in cash flows from financing activities is the result of reduced borrowings over the period.

         As of November 30, 1996, the Company had approximately $127.4 million of indebtedness of which $40 million represents the Debentures; approximately $80.9 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $1.0 million is owed to vendors whose debt has been converted to notes payable; approximately $2.0 million is owed the Senior Lenders under the DIP Financing Facility in relation to the November 8, 1996 chapter 11 filing, which facility will be forgiven on the Effective Date; approximately $150,000 is owed to the City of Burbank as a redevelopment loan (the amount is forgiven ratably over 10 years if the Company continues to occupy the building); and approximately $0.97 million is owed under capital lease obligations. Of such indebtedness, $40 million bears interest at 7.5% and is due by its terms in August 2000; $47.4 million in bank borrowings bears interest at prime plus 3% and is due by its terms in March 2000; $33.5 million in bank borrowings bears interest at prime plus 3% and is due by its terms in March 1997; $2.4 million bears rates ranging from 6.0% to 6.7% and is due by its terms in July 1996; $150,000 is non-interest bearing and is due by its terms in September 2005; $2.0 million bears interest at prime plus 2%. All of such indebtedness (other than the $150,000 scheduled to mature in September 2005) is currently in default. The Company currently has no resources to repay such indebtedness; however, the Plan provides that the Company will pay such liabilities, as compromised, after the Effective Date.

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

         At November 30, 1996, the Company had approximately $2.2 million in cash plus approximately $7.8 million is available under the DIP Financing Facility. In addition, after the Effective Date, the Plan contemplates the availability of up to $10.0 million under the Exit Financing Facility. Negotiations with respect to the Exit Financing Facility are continuing. The Company's business does not generally require significant expenditures for property, plant and equipment. Expenditures related to such capital items were approximately 0.7% of net revenues for the nine months ended November 30, 1996. As of November 30, 1996, the Company had no material commitments for capital expenditures.

         The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection, operating cash and, until the Effective Date, amounts available under the DIP Financing Facility. After the Effective Date, the DIP Financing Facility will be forgiven and the remaining amount available thereunder will be available to the Company as additional capital. In addition, the Company is negotiating with Daiwa for an Exit Financing Facility of up to $10.0 million. The foregoing statements constitute forward-looking information, and no assurance can be given that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                          PART II -- OTHER INFORMATION

                                NOVEMBER 30, 1996


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

         Subordinated Debentures

         The Company failed to make four interest payments, each in the amount of $1.5 million, due on August 15, 1995, February 15, 1996, and August 31, 1996, and February 17, 1997, respectively, in respect of its Debentures. Even though the Debentures have not been accelerated, the Trustee under the Indenture governing the Debentures or holders of at least 25% of the aggregate principal amount of Debentures may accelerate the Debentures as a result of such default.

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

         2.2      Second Amended Joint Plan of Reorganization of Physicians
                  Clinical Laboratory and its Affiliated Debtors, filed with the Bankruptcy Court on February 7, 1997 (attached as Exhibit 2.1 to the Company's Current Report on Form 8-K for June 6, 1997)
                  (without exhibits).

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

         4.5      Fifth Amendment to Credit Agreement, dated as of February 20,
                  1996 (attached as Exhibit 4.5 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended August 31, 1996)
                  (without exhibits and schedules).



                                                                                   Page
                                                                                  Number
                                                                                 ------
         4.5      Guaranty, dated as of May 10, 1995, granted by Sutter Health to the Banks (incorporated by reference to Exhibit 4.5 of the
                  Company's Current Report on Form 8-K for May 8, 1995).

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

         99 Text of the Company's press release dated April 21, 1997 relating to the confirmation of the Company's Plan of Reorganization (attached as Exhibit 99 to the Company's
                  Current Report on Form 8-K for June 6, 1997).

         b.       Reports on Form 8-K filed during the quarter ended November
                  30, 1996:

                  The Company filed a current report on Form 8-K on November 13, 1996 to report that the Company and its wholly-owned subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, as well as the Termsheet with respect to the DIP Facility, the employment of J. Marvin
                  Feigenbaum as Chief Operating Officer of the Company during the pendency of the chapter 11 proceedings, and the resignation of Dennis H. Tootelian as a Director of the Company.

                  The Company filed a current report on Form 8-K on March 13, 1997 to report the Company's purchase of all outstanding shares of stock of Medical Science Institute, Inc. ("MSI") from Nu-Tech Bio-Med, Inc. ("Nu-Tech") pursuant to an Agreement for Purchase and Sale of Stock, dated February 24,
                  1997, between the Company, MSI and Nu-Tech.

                  The Company filed a current report on Form 8-K on June 6, 1997 to report the confirmation by the Bankruptcy Court of the Company's Second Amended Joint Plan of Reorganization of
                  Physicians Clinical Laboratory and its Affiliated Debtors.

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