Form 10-K
period 1997-02-28
PHYSICIANS CLINICAL LABORATORY INC
filed 1997-06-10
CIK 890685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                3301 C STREET, SUITE 100E, SACRAMENTO, CA 95816
                    (Address of principal executive offices)

                                 (916) 444-3500
              (Registrant's telephone number, including area code)

                                 ---------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant at May 19, 1997 based on the bid and asked prices in the over-the-counter market average that date was approximately $948,659.

         The registrant had 6,071,419 shares of common stock, $.01 par value per share, outstanding at May 19, 1997.

                      Documents Incorporated by Reference:
                                     None.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS



                                                                     PART I                                   PAGE
                                                                                                              ----

Item 1.      Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     I-1

Item 2.      Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-26

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-27

Item 4.      Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . .    I-32

                                                                     PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters   . . . . . . . . . .    II-1

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-3

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . .    II-5

Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . .   II-22

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . . . .   II-57

                                                                    PART III

Item 10.     Directors of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   III-1

Item 11.     Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   III-5

Item 12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . .  III-11

Item 13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . .  III-15

                                                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . .    IV-1

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    IV-3

                                     PART I

ITEM 1.  BUSINESS

         The principal business of Physicians Clinical Laboratory, Inc., a Delaware corporation and a debtor in possession ("PCL"), and its subsidiaries is to provide clinical laboratory services in the State of California. As of April 30, 1997, PCL and its subsidiaries (other than Medical Science Institute) operated one full service clinical laboratory in Sacramento, 13 "STAT" laboratories and approximately 140 patient service centers located in close proximity to referral sources throughout PCL's service areas. PCL operates a full service laboratory and approximately 50 patient service centers in the Sacramento area. PCL is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for office-based physicians/clients and as an independent clinical laboratory to acute hospital customers.

RECENT DEVELOPMENTS

Chapter 11 Reorganization.

         BACKGROUND. On November 8, 1996 (the "Petition Date"), PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc. and California Regional Reference Laboratory (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"). For purposes of this Report, unless otherwise referenced, the defined term "Company" shall apply to PCL and its consolidated group of subsidiaries.

         During the fiscal year ended February 28, 1997, the liquidity and operations of PCL continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest judgments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

         From September 1995 through the Petition Date, the Company experienced severe cash flow problems, a reduction in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. As a result of its inability to pay its obligations when they became due, as well as the poor industry conditions referred to above, the Company began taking steps to seek an infusion of new capital or a strategic transaction (e.g., a merger or sale of the business). The Company concluded that absent the provision of new capital or consummation of a strategic transaction, the Company would not be likely to be able to continue to exist.

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

         PREPETITION NEGOTIATIONS AND THE PREPETITION TERMSHEET. As a result of the efforts of the Company and DLJ, only one offer to make an investment in the Company surfaced that the Company believed was favorable to its creditors and shareholders. This offer was made by Nu-Tech Bio-Med, Inc. ("Nu-Tech") in conjunction with the Company's senior lenders, Oaktree Capital Management, LLC, The Copernicus Fund, L.P., DDJ Overseas Corp., Belmont Fund, L.P., Belmont Capital Partners, II, L.P. and Cerberus Partners, L.P. (collectively, the "Senior Lenders"). After months of negotiations, on November 7, 1996, the Company, Nu-Tech and the Senior Lenders entered into an agreement providing for a new investment of approximately $15 million into the Company and an overall restructuring of the Company's balance sheet (the "Prepetition Termsheet").

         The Prepetition Termsheet formed the basis for the Company's plan of reorganization, and paved the way for the Company's chapter 11 filing, the restructuring of the Company's debt and the acquisition of a majority of the Company by Nu-Tech, all of which the Company hopes to consummate while in chapter 11. Representatives of each of the respective Debtors determined that filing the chapter 11 petitions would best give the Debtors the needed time and flexibility to consummate the restructuring of the Company contemplated in the Prepetition Termsheet.

         The willingness of Nu-Tech to invest new capital into the Company, and the willingness of the Senior Lenders to support a restructuring that provided value for the Company's unsecured creditors and shareholders, was subject to numerous conditions which, after lengthy negotiations, were agreed to by the Company in the Prepetition Termsheet. These conditions included: (a) the filing of a reorganization plan consistent with the Prepetition Termsheet by December 2, 1996; (b) the hiring of Nu-Tech's chief executive officer, J. Marvin Feigenbaum, as Chief Operating Officer of PCL, effective immediately prior to the Petition Date; and (c) obtaining an order approving certain break-up fee and overbid protections for Nu-Tech (described below) within 60 days of the Petition Date.

         Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions, including obtaining services, supplies and inventories, that each could have entered into in the ordinary course of business had there been no bankruptcy filings. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

         On November 18, 1996, the United States Trustee appointed an official committee (the "Committee") of unsecured creditors appointed pursuant to section 1102 of the Bankruptcy Code. The Committee has the right to review and object to certain business transactions and participated in the negotiation of the Company's plan of reorganization. Under the Bankruptcy

Code, the Company will be required to pay legal and other advisory fees of the Committee associated with the Bankruptcy Cases until the effective date of the Company's plan of reorganization.

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

         Use of cash collateral would not have provided the Company with sufficient liquidity to sustain their operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into a Stipulation and Amended
Stipulation: (1) Regarding Terms and Conditions of Use of Cash Collateral Pursuant to 11 U.S.C. Section 363; (2) Regarding Terms and Conditions of Post-Petition Secured Financing from Senior Lenders Pursuant to 11 U.S.C.
Section 364; (3) Validating Pre-Bankruptcy Liens, Security Interests and Claims; (4) Providing Adequate Protection; (5) Granting Post-Petition Liens and Security Interests; (6) Granting Claims Pursuant to 11 U.S.C Section Section 503 and 507(b); and (7) Granting Relief from The Automatic Stay (the "DIP Financing Facility") with the Senior Lenders. The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the plan of reorganization as contemplated by the Prepetition Termsheet. On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

         Under the DIP Financing Facility, the Senior Lenders agreed to make loans to the Company in an aggregate principal amount not to exceed $9.8 million. The obligations of the Company under the DIP Financing Facility are secured by a first priority lien on and security interest in all of the Company's assets and are also allowed administrative expenses under the Bankruptcy Code, with priority over most administrative expenses of the kind specified in sections 503(b) and 507(b) of the Bankruptcy Code. Funds for the DIP Financing Facility were obtained by the Senior Lenders from Nu-Tech, which purchased approximately $13.33 million of the Senior Lenders' claims against the Company for $10 million in cash, just prior to the Petition Date. Borrowings under the DIP Financing Facility will be forgiven under the plan of reorganization without any payment by the Company, provided that no event of default occurs and continues under the DIP Financing Facility. In such case, $10 million of Nu-Tech's $15 million investment into the Debtors will have been made at the outset of the Bankruptcy Cases. The Company's plan of reorganization, as more fully discussed below, provides that on the effective date of the Company's plan of reorganization, the $5.0 million promissory note issued by PCL to Nu-Tech in connection with the MSI Stock Purchase will be forgiven, in exchange for which Nu-Tech will receive an additional 17% of the common stock of the reorganized Company (the "New Common Stock"). See "--MSI Stock Purchase," herein.

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

         In addition to other terms and conditions customary for debtor-in-possession financings of this type, the DIP Financing Facility required the Company to obtain Bankruptcy Court approval of the following: (a) provisions acknowledging the amount and validity of certain senior secured claims and security interests, the amount and validity of the Debentures, and that such debt and security interests are not subject to challenge, dispute or avoidance in the Bankruptcy Cases; (b) provisions waiving and releasing any known or unknown claims of the chapter 11 estates arising out of (i) the Credit Agreement, dated as of April 1, 1994, among PCL, Wells Fargo Bank, National Association, as agent ("Wells Fargo Bank, N.A."), and other financial institutions party thereto, and the first through fifth amendments to the Credit Agreement (as amended, the "Credit Agreement"); (ii) the Term Notes by PCL in favor of the banks party to the Credit Agreement, dated April 4, 1994;
(iii) the Overline Revolving Notes by PCL in favor of the Banks party to the Credit Agreement, dated May 10, 1995; (iv) the Indenture Regarding $40 Million of 7.5% Convertible Subordinated Documents Due In 2000, dated as of August 24, 1993, by and among PCL, Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Shearson, Inc.; (v) the Collateral and Security Agreement, dated as of April 1, 1994, among PCL, Wells Fargo Bank, N.A., as agent for the other financial institutions party thereto; (vi) the Trademark and Service Mark Security Agreement, dated as of April 1, 1994, between Wells Fargo Bank, N.A., and California Regional Reference Laboratory; (vii) the Guaranty and Security Agreement, dated as of April 1, 1994, between Quantum Clinical Laboratories, Inc. and Wells Fargo Bank, N.A., as agent for the financial institutions party to the Credit Agreement; (viii) the Guaranty and Security Agreement, dated as of April 1, 1994, between Regional Reference Laboratory Governing Corporation and Wells Fargo, Bank, N.A., as agent for the financial institutions party to the Credit Agreement; and (ix) the Guaranty and Security Agreement, dated as of April 1, 1994, between California Regional Reference Laboratory and Wells Fargo Bank, N.A., as agent for the financial institutions party to the Credit Agreement (the "Existing Lender Agreements"); (c) provisions waiving any rights of surcharge under section 506(c) of the Bankruptcy Code and rights of recovery under section 502(d) of the Bankruptcy Code; and (d) provisions stating that upon an event of default by the Company under the DIP Financing Facility, the Senior Lenders will have the right to seek an order from the Bankruptcy Court, on five days' notice, providing for the termination of all stays, including the automatic stay of section 362 of the Bankruptcy Code, to permit the Senior Lenders to exercise their rights and remedies under the DIP Financing Facility as if no bankruptcy stay were in effect.

         Moreover, the DIP Financing Facility contains the following events of default, designed to ensure that the Company performs its obligations under the Prepetition Termsheet: (i) failure of the breakup/overbid protections (described below) to be approved by the Bankruptcy Court; (ii) withdrawal of the Company's plan of reorganization by the Company or proposal by the Company of a plan of reorganization inconsistent with the terms of the Prepetition Termsheet; (iii) termination of the Company's exclusive right to file and solicit acceptances with respect to the Company's plan of reorganization for the benefit of any party other than the Proponents (as hereinafter defined);
(iv) removal or termination of J. Marvin Feigenbaum as Chief Operating Officer of the Company other than in accordance with his employment agreement or modification by the Company of his employment agreement without the Proponents' written consent; and (v) termination by J. Marvin Feigenbaum of his employment agreement in accordance with its terms. In addition, the DIP Financing Facility contains events of default customary for debtor-in-possession financings of this type.

         The DIP Financing Facility terminates upon an event of default described above or on the first anniversary of the Petition Date if the Company's plan of reorganization is not confirmed. Provided no event of default occurs and is continuing immediately prior to the effective date of the Company's plan of reorganization, the unused principal availability under the DIP Financing Facility will be fully drawn. Upon the effective date of the Company's plan of reorganization, the principal balance of the DIP Financing Facility, all accrued interest and all fees will be forgiven without any payment by the Company. If an event of default occurs under the DIP Financing Facility, the Senior Lenders and Nu-Tech will have the right to seek to foreclose on their security interests in the Company's assets. The Company believes that if the Senior Lenders and Nu-Tech foreclose on their security interests in the Company's assets, no other creditors or shareholders will receive any recovery on their claims against or interests in the Company. In addition, even if the Senior Lenders and Nu-Tech do not foreclose on their security interests, absent the ability to borrow funds under the DIP Financing Facility, the Company is unlikely to have sufficient working capital to continue to operate its businesses.

         The Prepetition Termsheet also required the Company to seek entry of an order from the Bankruptcy Court approving its agreement to transfer its assets or stock to a third party other than as contemplated by the Plan or confirm any other plan of reorganization only if: (a) the Bankruptcy Court finds that such a transfer to a third party or alternative plan has an aggregate present value to creditors and shareholders of the Company of at least $3.75 million higher than the present value of the Plan to creditors and shareholders (the "Overbid Protection") and (b) on the effective date of such third party transfer or alternative plan of reorganization, Nu-Tech is paid $1.88 million in cash as compensation for time and expenses incurred in pursuing the Plan and such compensation is entitled to administrative expense priority (the "Breakup Protection"). Failure to obtain an order of the Bankruptcy Court approving these provisions would have been an event of default under the DIP Financing Facility.

         On January 6, 1997, the Bankruptcy Court entered an order approving the Breakup and Overbid Protections, modified in certain respects from the provisions outlined in the

Prepetition Termsheet. These modifications to the Overbid Protections, approved by Nu-Tech and the Senior Lenders, provide that the Company may transfer their assets or stock to a third party other than as contemplated by the Plan if such transfer provides aggregate present value to creditors and shareholders of the Company of at least $2.5 million (as opposed to $3.75 million as set forth in the Prepetition Termsheet) higher than the present value of the Plan to creditors and shareholders. To date, the Debtors have not received any offers to purchase their stock or assets from any entity other than as set forth in the Plan.

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

         The Plan was confirmed by the Bankruptcy Court at a hearing on April 18, 1997. Accordingly, on April 23, 1997 (the "Confirmation Date"), the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming Second Amended Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Confirmation Order"). The Plan provides that each of the conditions to the Effective Date of the Plan, as herein defined, must be satisfied or waived as provided in the Plan by July 22, 1997. The Effective Date shall mean a business day, determined by the Company, after which all such conditions have been satisfied or waived.

Moreover, the Company's shareholders and creditors voted to approve the Plan, and accordingly, the Voting Condition was satisfied.

         On the Effective Date, the Company will settle its obligations to its impaired creditors as follows: (A) Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date), and 17% of the New Common Stock in exchange for Nu-Tech's cancellation of a note executed by the Company in the principal amount of $5.0 million (the "Nu-Tech Stock Purchase") (which note comprised part of the purchase price paid by the Company to Nu-Tech in connection with the MSI Stock Purchase -- see "--MSI Stock Purchase," herein), (B) the Senior Lenders, which presently own an aggregate of approximately $80.0 million of secured debt, will receive $55.0 million in new senior secured debt and 38.1% of the New Common Stock, (C) the holders of the Debentures will receive 9.3% of the New Common Stock, (D) the Company's shareholders will receive warrants to purchase 5% of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, and (E) the Company's remaining general unsecured creditors will receive a pro rata share of each of $2.45 million in cash and an unsecured note in the principal amount of $400,000 due on the first anniversary of the Effective Date, without interest. The Plan also provides that all of the Company's wholly-owned subsidiaries will be merged with and into the Company immediately prior to the Effective Date.

         Under the terms of the Plan, the Senior Lenders will receive, among other things, $55 million in Senior Secured Notes (the "New Senior Notes") to be issued by the reorganized Company. Although the reorganized Company and the Senior Lenders are still engaged in negotiations with respect to the Senior Notes, the reorganized Company and the Senior Lenders expect that the principal terms of the indenture governing the New Senior Notes (the "Indenture") will be substantially as follows: First, the New Senior Notes will bear interest at the rate of either 10% per annum in cash or 12% per annum in kind, at the option of the reorganized Company, for the first two years after issuance and 11% per annum per year through maturity. Second, the New Senior Notes will mature seven years after issuance. Third, each holder of the New Senior Notes may require the reorganized Company to repurchase such holder's New Senior Notes upon (i) the occurrence of a Change in Control (as defined in the Indenture); (ii) the sale of assets of the reorganized Company yielding net unapplied proceeds of a certain amount; and (iii) the consummation of an underwritten public offering of the reorganized Company's capital stock. Fourth, the New Senior Notes will be secured by a first priority security interest in all existing and future assets of the reorganized Company, except that it is anticipated that the Senior Lenders will agree to subordinate such security interests in the receivables of the reorganized Company to security interests granted to the lender providing the Exit Financing Facility (as herein defined). Finally, the Indenture will contain customary covenants, representations and warranties and customary provisions regarding defaults, remedies and modifications.

         The Company has also agreed that the reorganized Company will issue registration rights with respect to the New Common Stock and the New Senior Notes in substantially the forms hereinafter described. Under the New Senior Notes Registration Rights Agreement, during the duration of this agreement and after a period of 15 months from its date, Senior Lenders holding at least a majority of certain of the New Senior Notes may request the reorganized Company to register such New Senior Notes. The terms of the New Common Stock Registration Rights Agreement provide that during the duration of the New Common Stock Registration Rights Agreement and after the earlier of (i) 30 months from its date, or (ii) six months after the date that the reorganized Company files its first registration of its New Common Stock, those Senior Lenders holding at least a majority of certain of the New Common Stock shall have the right to request the registration of such New Common Stock.

         In addition, it is anticipated that certain of the shareholders of the reorganized Company will enter into a shareholders agreement, pursuant to which the right of such shareholders to dispose of their shares in the reorganized Company will be restricted to (i) dispositions to successors in interest who agree to be bound by the shareholders agreement; (ii) dispositions under a registered public offering; (iii) dispositions to an affiliate of the transferring shareholder ("affiliate" defined as a person with the power to direct the management or a 10% beneficial owner of the reorganized Company); and
(iv) dispositions by Nu-Tech made solely in a pro rata distribution of securities to Nu-Tech's shareholders. Further, the shareholders will agree not to transfer any of their securities in the reorganized Company to any entity which owns 5% or more of an entity which conducts clinical or specialized laboratory services as its principal business.

         Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized Company. Additionally, the holders of the Common Stock of the Company will receive warrants to purchase 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of $13.30 per share. Because the reorganized Company will have less than 300 shareholders after the Effective Date, the reorganized Company intends to de-register the New Common Stock under the Securities Exchange Act of 1934. Notwithstanding the foregoing, the reorganized Company will continue to file periodic reports with the United States Securities and Exchange Commission on a voluntary basis, as will be required by the terms of the Indenture.

         Section 5.2.4 of the Plan, more fully discussed below, contemplates that the reorganized Company may enter into an exit financing facility on or after the Effective Date in an aggregate amount up to $10 million to be secured by accounts receivable of the reorganized Company and the proceeds thereof. Prior to the confirmation of the Company's Plan of reorganization, more fully discussed below, the Company obtained a post-Effective Date commitment for exit financing from Daiwa Securities America, Inc. ("Daiwa") to provide a working capital credit facility to the Company. On April 18, 1997, the Bankruptcy Court approved a commitment letter with Daiwa and authorized the Company to pay a $250,000 advisory fee to Daiwa. The Company has reached an agreement in principle with Daiwa to provide the reorganized Company with a post-Effective Date working capital facility, subject to certain conditions, of up to $10 million (the "Exit Financing Facility"). Negotiations between the Company and Daiwa with respect to the Exit Financing Facility are continuing.

         On April 18, 1997, the Bankruptcy Court granted the Company's request to substantively consolidate the Bankruptcy Cases into a single chapter 11 case for purposes of the Plan and the distribution provisions thereunder. Pursuant to such ruling, on the Confirmation Date: (1) all intercompany claims by and among the Debtors were deemed eliminated; (2) all assets and liabilities of the Debtors were merged or treated as though they were merged; (3) any obligations of any Debtor and all guaranties thereof executed by one or more of the Debtors were deemed to be one obligation of the reorganized Company; (4) any claims filed or to be filed in connection with any such obligation and guaranties were deemed one claim against the reorganized Company; (5) each claim filed in the Bankruptcy Case of any Debtor was deemed filed against the reorganized Company in the consolidated Bankruptcy Case on the Confirmation Date, in accordance with the substantive consolidation of the assets and liabilities of the Debtors and all claims based on guaranties of payment, collection or performance made by the Debtors as to obligations of any other Debtor were discharged, released and of no further force and effect; and (6) all transfers, disbursements and distributions made by any Debtor were deemed to be made by all of the Debtors.

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

Liquidity and Operating Results.

         Approximately 61% of the Company's net revenue for the fiscal year ended February 28, 1997, was received from third-party payors that determine themselves the rate at which they will reimburse the Company for services provided to individuals insured by them. As a result of declining reimbursement rates and other industry changes, the Company's operating income
as a percentage of net revenue has decreased substantially.   The Company's
operating income (loss) as a percentage of net revenue, excluding nonrecurring items, was 9.2%, (13.5%) and (37.8%) for the years ended February 28 (29), 1995, 1996 and 1997, respectively.

         For the year ended February 28, 1997, the Company incurred a net loss of $98.7 million. In addition, as of February 28, 1997, the Company had a negative shareholder equity position of $163.3 million. The net loss of $98.7 million included the write-off of intangibles of $59.4 million, a provision of $4.4 million for lease obligations abandoned in the fiscal year and $1.6 million of credit restructuring expense.

         Following the Petition Date, the Company has continued implementation of the operational restructuring that began prior to the Petition Date. Such operational restructuring consisted of actions taken in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

         - Elimination of 425 (approximately 32%) full time equivalent employee positions.

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

         - Reductions in overhead by, among other things, closing unprofitable locations.

         - Moving the Company's principal executive offices from its current location at 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and the Company will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises") and rejecting the Headquarters Lease. The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. The Company expects to vacate the Headquarters in June 1997 and, on May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor. See "Item 3. Legal Proceedings," herein.

During and subsequent to the third quarter of Fiscal 1996, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of March 1997, these efforts have resulted in labor and infrastructure eliminations yielding approximately $1.9 million per month in expense reductions since August of 1996. In addition to 425 full time employee equivalent reductions, certain unprofitable patient service centers have been closed, certain unprofitable capitated contracts have been eliminated and certain courier routes have been restructured.

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

         In consideration for the Shares, the Company paid to Nu-Tech an aggregate amount in cash equal to $2,643,183.03. The Company also issued and delivered a Promissory Note to Nu-Tech in the principal amount of $5,000,000. Pursuant to the Plan, the Promissory Note will be forgiven by Nu-Tech on the Effective Date, in exchange for which forgiveness Nu-Tech will acquire 17% of the New Common Stock. The aggregate consideration and other payments to be made in connection with the foregoing transaction were arrived at pursuant to arms' length negotiations between the Company and Nu-Tech.

         As the Company was a debtor-in-possession in the chapter 11 case before the Bankruptcy Court on the Closing Date, Bankruptcy Court approval was required with respect to the purchase of the Shares and the related transactions, and such approval was granted by court order on January 29, 1997.

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

THE CLINICAL LABORATORY TESTING INDUSTRY

         Laboratory tests are used generally by physicians and other health care providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood, tissue and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears, AIDS tests, and alcohol and other substance-abuse tests.

OPERATING STRATEGY

         The Company's operating strategy is to be a leading regional provider of high quality, cost-efficient clinical laboratory testing services to a diversified group of customers and payor sources. To implement this strategy, the Company's key operating objectives are as follows:

- Provide Full Range of Services. The Company currently performs over 900 different tests internally, with special expertise in microbiology, virology and immunology, as well as a wide range of "esoteric" testing services. Approximately 96% of the Company's tests are performed internally.

- Provide High Level of Responsiveness. The Company is committed to providing its customers with the highest level of responsiveness in the reporting of testing results. The industry standard is for test results to be communicated to the requesting physician by the next business day. The Company currently reports or makes available greater than 95% of all test results by 9:00 a.m. the next day. The Company maintains the laboratory information systems for two Sacramento acute-care hospitals. For these two hospitals, the Company currently reports 98% of routine test results within three hours from arrival of the specimen at the Company's laboratory. A key element of the Company's business strategy is to continue to develop innovative service techniques, such as the Company's Lab Line(TM) direct access telephone service. See "--Reporting of Test Results."

- Produce Services at Low Cost. The Company provides quality testing services in a cost-effective manner through the high volume of testing services it performs, its automated testing equipment, its significant investment in management information systems and its experienced sales and service staff.

- Maintain Commitment to Quality. The Company has invested extensively in equipment, training and quality control programs to ensure the accuracy of its testing services. The Company's emphasis on quality includes an automated quality control program, a full-time quality control director, and a program which continually compares testing results with benchmark indicators. In addition, the Company believes its reputation for quality is enhanced with its physician customers due to the Company's relationship with its hospital customers. The Company is fully accredited by the College of American Pathologists.

- Maintain Diversified Customer Base and Payor Services. Independent clinical laboratories often focus on service to only one customer segment: office-based physicians, hospitals or HMOs. This strategy is typically utilized because each customer type requires specialized services. The Company's strategy is to diversify its customer and payor services across all customer types. This strategy offers several key advantages. For example, the Company's contracts with HMOs allows the Company to provide a wide range of services to physicians in the service areas and to gain access to physicians who are members of the HMOs' network for the purpose of "cross-selling" those physicians for their non- HMO business. See "--Clients and Payors--HMOs."

LABORATORY TESTING SERVICES

         The Company's clinical laboratory tests measure the levels of chemical and cellular components in human body fluids and tissue. They include procedures in the areas of blood chemistry, hematology, urine chemistry, immunology, virology, serology, histology, microbiology, endocrinology and cytology. Commonly ordered individual tests include red and white blood cell counts, PAP smears and procedures to measure blood glucose levels and to determine pregnancy. As of fiscal year-end, the Company's laboratories handled approximately 37,000 patient specimens per week and performed approximately 81,000 tests per week. Approximately 96% of the Company's revenues are derived from tests performed by the Company internally.

         The Company performs both routine clinical tests and so-called "esoteric" tests at its Sacramento laboratory. Routine tests generally include clinical tests capable of being performed and reported within a 24-hour period, whereas esoteric tests include more complex and labor- intensive tests, generally requiring more sophisticated technology and a higher degree of technical skill and knowledge. The Company believes that there are approximately 1,250 tests available in the industry today, of which the Company considers approximately 50% to be routine. Routine tests include, among others, tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Of the approximately 81,000 tests the Company performed weekly, as of year end, the Company considered approximately 70% to be routine. Many of the routine tests offered are performed by sophisticated, computerized laboratory testing equipment. Esoteric tests, which often require manual techniques and more sophisticated equipment, can be quite complex and generally are carried out by a highly trained technician. As a consequence, esoteric tests are relatively higher priced. The number of esoteric tests continually increases as new medical discoveries are made although improved technology can also automate esoteric tests and, depending upon the volume of test requests, convert esoteric tests to routine procedures. Some examples of esoteric tests are immunoelectrophoresis, used for the diagnosis of auto immune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases.

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

LABORATORY OPERATIONS

         As of April 30, 1997, the Company conducted its operations through one full-service laboratory in Sacramento, 13 "STAT" laboratories and approximately 140 patient service centers. Effective June 1996, the Company discontinued full-service operations in its Burbank laboratory and consolidated its operations with those of its Sacramento full-service laboratory, while maintaining expanded STAT capabilities at the Burbank facility. Effective November 1996, the Company relocated its STAT facilities from Burbank to Ontario. In February of 1997, the Company acquired Medical Science Institute, Inc., further expanding its Southern California laboratory operations. See
"-- MSI Stock Purchase," herein. Patient service centers (which are often referred to as "draw stations") are facilities maintained by the Company, often in or adjacent to a medical professional building, staffed with phlebotomists and other personnel and at which patient specimens are drawn and stored pending pickup and delivery to the central laboratory. Samples for tests ordered by office-based physicians are generally drawn by phlebotomists at one of the Company's patient service centers, to which the patient is referred by the attending physician. Samples for tests ordered by the Company's hospital customers are drawn by hospital personnel. The Company maintains a fleet of service vehicles which collect specimens from each draw station at least twice daily, from five Sacramento hospitals approximately every 90 minutes, and from certain of the Company's office-based physician customers and hospitals periodically during the day. Although specimens arrive at the full-service laboratories throughout the day, the vast majority are received in the late evening.

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

         Six of the Company's Sacramento-area hospital clients generally require a maximum three hour turnaround on ordered testing, and to service these customers the Company is equipped to perform tests on a STAT basis. The Company performs an average of approximately 110 physician-requested STAT tests each day at its Sacramento facilities, including blood cell counts and chemistry tests such as glucose analyses. The Company believes that this capability provides a competitive advantage in marketing its services to office-based physicians by enhancing the Company's reputation among such physicians.

REPORTING OF TEST RESULTS

         Rapid turnaround of test results is critical to the successful operation of any clinical laboratory. Accordingly, the Company strives to furnish test results to its customers in the most efficient and expeditious manner possible. For the fiscal year ended February 28, 1997, the Company reported or made available to its customers approximately 95% of all test results by 9:00 a.m. the next morning. The Company reports test results to its customers in the following ways:

- The Company has furnished specifically dedicated electronic printers and telephone modems to some of the Company's customers, enabling the Company to transmit test results to such customers by 9:00 a.m. the next day.

- The Company reports results to certain customers by courier, generally by 9:00 a.m. the next day.

- Results of STAT tests, as well as all testing results that exceed prescribed thresholds, are telephoned to physician-customers 24 hours a day immediately upon completion.

- Results of routine tests are incorporated into the Company's interactive Lab Line(TM) telephone system, which permits customers, using pre-assigned numerical codes, to access test results 24 hours a day over the telephone or to direct that test results be sent to a facsimile machine.

- Six of the 10 acute-care hospitals served by the Company generally require a three-hour turnaround on tests ordered by them. For two of these hospitals, the results of the tests performed by the Company, together with the results of tests performed by each hospital's own testing laboratory, are maintained and reported to the respective hospital computers by the Company's computers through interface software and are recorded directly in the patient records. For three of these hospitals, the results of the tests performed by the Company are interfaced directly into the hospital's laboratory information system thereby allowing for a real-time delivery of test results. For the remainder of these hospitals, the results are transmitted via modem to a hospital-based printer.

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

         The operations of the Company's Sacramento full-service laboratory and all of its STAT laboratories are each directed by Medical Directors.

         The Company participates in several voluntary independent proficiency testing programs. Under these programs, the testing authority submits pre-tested samples to a laboratory in order to measure the laboratory's test results against known proficiency test values. Such proficiency programs are conducted by groups such as the College of American Pathologists (the "CAP") and state and federal government regulatory agencies. The Company's Sacramento Medical Director is responsible for ensuring the Company's continued accreditation under the CAP program and other voluntary and mandatory accreditation programs. The CAP accreditation program involves both periodic inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory seeks to attain or maintain accreditation. The CAP accreditation standards are more stringent than licensing standards set by state and federal regulatory agencies. The Company is also certified by Medicare and MediCal, holds all required California state licenses and is licensed by the federal government. See "--Government Regulation."

CLIENTS AND PAYORS

         The Company's principal customers are its office-based physician-customers, its 10 acute-care hospital customers and other HMOs and managed care entities. The Company receives payment for its services from these customers, as well as from patients and third-party payors such as insurance companies, HMOs, Medicare and MediCal. The Company's mix of billings over time will be influenced by, among other factors, regulatory developments, cost-containment efforts on the part of payors and the types of clients serviced.

         Fees for clinical laboratory testing services rendered for physicians are typically charged on a fee-per-test basis and are billed to the physician, directly to the patient or to the patient's third-party payor, such as an insurance company, an HMO, Medicare or MediCal. Third-party payors generally reimburse the Company according to their own fee schedules. The Company also has agreed to provide testing services to certain HMOs pursuant to capitated fee arrangements that provide for a fixed fee per member per month rather than fees for services actually performed. See "--HMOs."

         Hospital Customers. Approximately 4% of the Company's net revenue in fiscal 1997 was derived from clinical laboratory testing and information system management services provided to hospital clients. Hospitals affiliated with SACC and Sutter Health, Mercy Healthcare and Methodist Hospital, Sacramento (the Company's principal stockholders) accounted for approximately 1.5%, 2.0% and 0.5%, respectively, of such net revenue. While the mix of referrals to the Company by each hospital is different, the Company generally performs from 15% to 20% of the total tests required by these hospitals. The Company bills the hospitals for testing services on a fee-per-test basis in accordance with an agreed-upon price schedule. The Company also maintains an information system that interfaces with the hospital's computers and automatically records test results in patients' hospital records.

         Physicians. The Company currently provides clinical testing services to office-based physician clients. Services rendered as a result of referrals from physician clients (including those affiliated with HMOs and managed care entities) represented approximately 96% of the Company's net revenue in fiscal 1997. Fees for clinical laboratory testing services rendered for physicians are typically charged on a fee-per-test basis and are billed to the physician, directly to the patient or to the patient's third-party payor, such as an insurance company, an HMO, Medicare or MediCal. Third-party payors generally reimburse the Company according to their own fee schedules.

         HMOs. The Company has agreements with several HMOs throughout the state under which the Company has agreed to provide testing services that may be required by the HMOs' members. The Company is compensated for these services on a capitated basis (i.e., a fixed fee per member per month).

SALES AND MARKETING

         The Company's full-time sales, marketing and service staff (including those employees acquired as a result of the MSI acquisition -- see "-- MSI Stock Purchase," herein) currently consists of 50 employees. The Company also maintains a staff of customer service personnel to assist customers.

         The Company has developed detailed management information systems that monitor the performance of each sales person on a monthly basis. The Company's three regional sales managers receive bonuses only if the entire sales department for their region meets or exceeds an established quota on a quarterly basis. Each sales person must achieve a standard based upon actual new sales added on a monthly basis. Sales employees are paid a base salary, a car allowance, and commission.

GOVERNMENT REGULATION

         The Company will continue to be subject to government regulation, at both the Federal and State level, in many areas. Material areas of government regulation of the Company's businesses are described below.

THE STARK BILL AND OTHER RESTRICTIONS ON SELF-REFERRAL

         Section 1877 of the Social Security Act, commonly known as the "Stark Bill," which became effective January 1, 1992, generally prohibits clinical laboratories from billing for tests covered by Medicare if the physician ordering the test (or an immediate relative of such physician) has a direct or indirect ownership or investment interest in, or compensation arrangement with, the Company. Effective January 1, 1995, this prohibition also applies to preclude the Company from billing the Medi-Cal program for tests ordered by such physicians. Ownership interests would include ownership of the New Senior Notes or shares of the New Common Stock. It does not appear that there is an exception from the Stark Bill for which the Company will qualify.

         The Stark Bill requires laboratories such as the Company to provide the United States Department of Health and Human Services ("HHS") with the names and unique physician identification numbers of all physicians who have (or whose immediate relatives have) a direct or indirect ownership or investment interest in, or compensation relationship with the Company.
Under the law, the Company is also required to identify the referring physicians on each of their claims for Medicare payment and to indicate whether the physician or the physician's relative has an ownership or compensation relationship with the Company.

         On August 14, 1995, the Secretary of HHS issued final regulations to those provisions of the Stark Bill, which were effective January 1, 1992 ("Stark Regulations"). The Stark Regulations contain provisions that mirror the statutory reporting requirements described above.

         Individuals or entities who are found to have violated the Stark Bill may be subject to severe monetary civil penalties and possible exclusion from the Medicare and Medi-Cal programs. Items or services that are billed and paid for in violation of the Stark Bill are subject to refund. The Company intends to institute appropriate programs to ensure compliance with the Stark Bill to the fullest extent possible and not to bill for laboratory tests referred by physicians whom PCL knows to be shareholders of PCL.

         In 1993, the California legislature enacted Assembly Bill 919, generally known as the "Speier Bill." The Speier Bill, which took effect on January 1, 1995, generally prohibits all laboratories from billing for laboratory tests if the physicians ordering the test (or an immediate relative of the physician) has a direct or indirect ownership or investment interest in, or compensation agreement with, the Company. Unlike the Stark Bill as presently enacted, the Speier Bill applies regardless of who will pay for the ordered service. Therefore, the Company is generally unable to bill third-party payors for services performed on referral from financially related physicians, even if the services are not to be paid for by Medicare or Medi-Cal.

         It does not appear that the Company qualifies for any exemption under the Speier Bill. Thus, the Company intends not to bill for laboratory testing referred by physicians whom the Company knows to be shareholders of the Company.

         In 1995, the Speier Bill was amended to provide an exception for a one-time sale of a practice or property or other financial interest between a licensee and the recipient of the referral if the sale or transfer is (i) for commercially reasonable terms and (ii) the consideration is not affected by either party's referral of any person or the volume of services provided by either party.

         Under the Speier Bill, a physician who receives price discounts on clinical laboratory services that the physician purchases from the Company may be considered to be financially related to the Company. The impact of this provision requires further clarification, as does the meaning of the term "discount" in this context. However, this provision may prevent the Company from billing for services provided to persons who are referred to the Company by physicians who purchase discounted clinical laboratory services from the Company. Currently, approximately 9% of the Company's net revenues are derived from selling laboratory services to physicians at a discount from the Company's standard prices. Physicians who receive such discounts generally refer their Medicare patients directly to an independent clinical laboratory such as the Company for laboratory services, since physicians are generally prohibited by law from billing the Medicare program for laboratory testing that is actually provided by an independent clinical laboratory. This feature of the Speier Bill parallels proposed revisions to the Stark Bill previously considered by Congress. Under these proposed Stark Bill revisions, the Company could not bill for services provided to Medicare and Medi-Cal patients on referral from physicians who purchased laboratory services from the Company at less than fair market value. To date, the Company is unaware of any guidance issued by California regulatory or judicial authorities which clarifies the meaning of the Speier Bill's apparent prohibition on billing for services rendered on referral from physicians who receive price discounts from the Company. In a related context, the California Attorney General and the Laboratory Field Services Division of the California

Department of Health Services ("DHS") have opined that the term "discount" does not include price reductions which are passed along from physician to consumer. California law currently requires physicians to extend the benefit of discounted laboratory pricing to their patients.

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

         Effective July 1, 1994, Section 655.5 requires the Company to provide a fee schedule (a) to referring providers on request, and (b) to referring physicians or to potential referring providers whenever a list of laboratory services is furnished to the referring provider or potential provider. On September 29, 1996, California Governor Pete Wilson approved Assembly Bill No. 2588, which amended 655.5 to provide for easier disclosure requirements and lowered the penalties for physicians for the commission of first offenses under the statute with certain conditions.

         In signing the legislation, Governor Wilson expressed concerns about the bill's potential to provide a reduced penalty to physicians who knowingly and willfully break the law against marked-up billings. Thus, to address his concerns, he directed the Department of Consumer Affairs to work with the Medical Board of California among others to (i) develop legislation for introduction in January 1997, which will assure that physicians who knowingly commit fraud are criminally prosecuted for first-time offenses; and (ii) create a defined plan of action for timely and effective enforcement of the provisions of this bill and the current law governing marked-up billings.

FRAUD AND ABUSE LAWS

         Clinical laboratories participating in the Medicare and Medicaid programs (including California's Medi-Cal program), are subject to a wide variety of laws intended to eliminate the effects of fraud and abuse in these programs. These laws include prohibitions on: (a) submitting false claims or false information to the programs; (b) deceptive or fraudulent conduct; (c) the provision of excessive or unnecessary services, or services at excessive prices; and (d) inducing the referral of program patients through the offer or receipt of remuneration. This latter statutory prohibition is often referred to as the "antikickback statute." Penalties for violation of these federal laws include exclusion from participation in the Medicare and Medicaid programs, asset forfeitures, civil monetary penalties and criminal penalties. Civil penalties for a wide range of offenses may include fines of up to $2,000 for each item or service plus twice the amount claimed for such service.

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

         The governmental and third-party payor reimbursement system for clinical laboratory services is complex and subject to variances among payors and to variances in interpretation of billing regulations and guidelines. In recognition of this, the Company will engage in ongoing review of its billing practices. In this regard, the Company has engaged counsel to assist the Company in developing its ongoing compliance program to meet the requirements of the applicable federal guidelines.

         The Office of Inspector General ("OIG") of the Department of Health and Human Services, one of the federal agencies responsible for enforcing the laws against fraud and abuse, has asserted that the antikickback statute is violated by various practices that the OIG believes are common in the clinical laboratory industry. These practices include installment payments and earn-out provisions under agreements for the acquisition of physician owned laboratories, inducing the ordering of unnecessary tests through test requisition form design or test pricing to physicians, and "unbundling" a package of generally automated tests to secure higher reimbursement.

         In October 1994, the OIG issued a Special Fraud Alert entitled "Arrangements for the Provision of Clinical Lab Services." The Fraud Alert listed a number of practices that may violate the antikickback statute, including the provision of computers and fax machines to physicians, free laboratory testing for healthcare providers, their families and employees, collection of bio-hazardous wastes from physician's offices unrelated to the collection of specimens by the laboratory, waiver of charges to managed care patients, and other examples.

         In April of 1997, the Company received a subpoena to furnish certain documents to the United States Department of Defense ("DOD") with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company has produced and will continue to produce documents in response to the DOD's subpoena. In late May 1997, the Company was notified that its Medicare and Medi-Cal billing practices also were undergoing review by the United States Department of Health and Human Services ("HHS"), and in early June of 1997, the Company received a subpoena to furnish certain documents to HHS in connection with such review. The Company is cooperating with DOD and HHS in such investigations. These investigations may consume significant management time and, consequently, have the potential to deflect management's attention from pursuing its business objectives as described herein. See "Item
3. Legal Proceedings - Regulatory Investigation," below.

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

         The "Health Insurance Portability and Accountability Act of 1996" was signed into law on August 21, 1996. Most of its provisions became effective January 1, 1997. The legislation contains significant changes in the scope, enforcement and penalties for violations of the federal fraud and abuse laws. It includes additional funding for programs to combat health care fraud, higher penalties for violations, mandatory exclusions from participation in Medicare and Medicaid for those convicted of health care fraud, and new healthcare fraud offenses.

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

         Although the CLIA 1988 requirements are expected to be phased in over a period of several years, CLIA 1988 could have a substantial effect on the laboratory testing industry. The recently issued regulations will establish standards for the day-to-day operation of laboratories, and subject large numbers of previously exempt facilities to government regulation for the first time. The Company believes that compliance with the new law should not pose a significant burden on the Company because it is already subject to comprehensive regulation.

         Among the classes of laboratories that may be most affected by the implementation of CLIA 1988, however, are those laboratories located in physicians' offices. The Company believes that many physician office laboratories ("POLs") will choose to cease operation or to be acquired by an independent laboratory rather than assume the expense and administrative burden of complying with these quality standards.

         Proposed legislation and regulations may ease the burden of compliance with CLIA for POLs. CLIA 1988 already establishes categories of laboratories for which compliance with the national standards will be waived. New regulations make an exception for certain microscopy tests performed by physicians for their own patients from certain provisions of the regulations. The American Medical Association supports federal legislation which would repeal the application of CLIA to POLs. If such legislation is passed, it would be expected that physicians would operate POLs and not use independent clinical laboratories for testing, which may adversely impact the business of the Company.

         Recently, HHS has also proposed or adopted various rules which will ease some of the administrative burden of complying with CLIA. On September 13, 1995, HHS proposed new criteria to categorize specific laboratory tests as waived from certain requirements of CLIA. As a result, it is expected that more tests will be approved for waiver for use by laboratories. On September 15, 1995, HHS proposed a new subcategory of moderate procedures to be called accurate and precise technology tests, which would be subject to less stringent requirements. In addition, under the Alternative Quality Assessment Survey, HCFA has extended the period between CLIA on-site surveys to four years with self-assessments in certain situations where the laboratory has received good results from an on-site survey. These developments would be helpful to POLs in reducing the administrative burden of complying with CLIA.

CLIA ENFORCEMENT

         HCFA will enforce its regulations by periodic, often unannounced, inspections. Laboratories subject to these regulations also have to process certain proficiency testing samples to ensure that the laboratory properly performs testing. The Company has passed all such proficiency tests to date. Currently, any failure to pass an inspection or meet the requirements of the proficiency testing program could result in denial or cancellation of the laboratory's approval to receive Medicare payments and/or the suspension, revocation, or limitation of its license to engage in interstate commerce. Any of these failures could result in the laboratory's losing its right to perform certain types of testing, cancellation of the laboratory's approval to receive Medicare payments for its services, or its being subjected to civil money penalties, on-site monitoring or a plan of correction.

         The OIG Work Plan for 1997 provides that the OIG will determine how HCFA is enforcing CLIA and any recommendations for improvements. At HCFA's request, the OIG will assess the extent to which cytotech workload records may be falsified and the reliability of procedures in workload recordkeeping.

PROPOSED EXEMPTION FROM CLIA FOR CALIFORNIA

         Under CLIA, states may be granted an exemption if a state's licensure program and accreditation/licensure process are equal to or more stringent than those of CLIA. Currently only two states, Washington and Oregon, have been granted a CLIA exemption for all of their laboratories. In August 1995, New York was granted a CLIA exemption for all but its POLs.

         California's Department of Health Services submitted an application to HCFA in late spring of 1996 for a CLIA exemption. As of December of 1996, California was still waiting to see if its application would be approved. A decision is expected by the Spring or Summer of 1997. If California is granted an exemption, clinical laboratories would need to meet only California standards, not those standards set by CLIA.

CERTIFICATION AND LICENSES

         The federal government and the State of California impose various certification and licensure obligations on clinical laboratory companies such as the Company. The applicable certification and licensure programs establish standards for the day-to-day operation of a clinical laboratory including, among other things, the training and skills required of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors representing the appropriate federal or state regulatory agencies. In addition, federal and state law mandates proficiency testing, which involves testing of control and comparison of actual results with established standards. The Company believes it has all federal and state licenses, certifications and permits necessary to conduct their business as a clinical laboratory. The Company's laboratories will continue to be certified under the Medicare and Medi-Cal programs as well as under CLIA 1988. Licensure will also be maintained for the Company's laboratories under the laws of the State of California.

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

HEALTH CARE REFORM

         The entire health care industry is undergoing significant change. While all third party payors are attempting to increase their control over the cost, utilization and delivery of health care services, budgetary pressure on the federal and state governments has led to calls for significant cutbacks in reimbursement under the Medicare and Medicaid programs. Reductions in the reimbursement rates of other third-party payors are also occurring. Many of the laws discussed above continue to be subject to change under proposed legislation. The Company cannot predict the effect health care reform or changes in reimbursement practices may have on its business if enacted or implemented, and there can be no assurance that such reforms or practice changes would not have a material adverse effect on the Company.

COST CONTAINMENT PROGRAMS

                 a.       Medicare/Medi-Cal Reimbursement

         Fees for laboratory testing services to be reimbursed by Medicare or Medi-Cal are required to be billed to Medicare or Medi-Cal directly and the provider is required to accept Medicare or Medi-Cal reimbursement as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing performed for Medicare beneficiaries (excluding hospital in-patients). State Medicaid programs are prohibited from paying more than the amount stipulated by the Medicare fee schedule for testing on behalf of Medicaid beneficiaries. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Medicare reimbursement rates for clinical laboratory testing have subsequently been reduced several times pursuant to Congressional mandate. A ceiling on payments to laboratories, commonly referred to as the "national cap" amount, became effective in 1986. The national cap was initially set at 115% of the nationwide median of local fee schedule rates for each test. Effective April
1, 1988, January 1, 1990, and January 1, 1991, the national cap was reduced to 100%, 93% and 88%, respectively, of the local fee schedule medians. The
Omnibus Budget Reconciliation Act of 1993 reduced the national cap for 1994, 1995, 1996 and thereafter to 84%, 80% and 76%, respectively of the local fee schedule medians. In addition, for approximately 25 commonly performed tests, the fee schedules were reduced by 8.3% on April 1, 1988. The reductions in Medicare reimbursement rates described above have been offset to some extent by increases in both the national cap and local fee schedules tied to the Consumer Price Index ("CPI"). Laboratory fee increases tied to the CPI have been limited to 2% for each of the years 1991, 1992 and 1993, and were eliminated entirely for fiscal 1994 and 1995 but were reinstated for 1996 and 1997. The effect of reduced reimbursement rates on the Company's revenues to date has been significant, and will continue to effect the revenues of the Company.

         In November of 1994, HCFA issued a proposal to change Medicare policies concerning reimbursement for blood chemistry profiles. The proposed changes would expand the list of tests that are considered to be parts of automated panels. If adopted, such a proposal could have an adverse effect on the Company's revenues. Another proposed change would require laboratories performing certain automated blood chemistry profiles to obtain and document the medical necessity of each test included in each profile test performed for a Medicare beneficiary. If such a requirement were to be implemented, the Company (and laboratories generally) would incur significant additional costs associated with compliance. In addition, such a change could result in more unreimbursed testing, since the necessary information may not always be available from physicians to permit the Company to file valid claims with Medicare. The Company cannot predict when or if these proposals will be adopted. If enacted, such provisions could have a material adverse effect on the Company.

         DHS has asserted in a number of laboratory audits that the Medi-Cal program is required to pay no more for testing than the lowest amount which a laboratory charges any of its physician customers. A California appellate court recently upheld this position. DHS has not made such a challenge to the Company to date. Because the Company's payments from the Medi-Cal program do not substantially exceed its charges to physicians, the Company does not expect that the financial results of the Company would be adversely affected as a result of a successful assertion of this position by DHS. Reimbursement received by the Company from the Medi-Cal program represented approximately 13% of the Company's net revenue during its last fiscal year.

                 b.       Proposed Changes to Medicare/Medi-Cal Reimbursement

         Several proposals have been made in recent years which could reduce the level of Medicare reimbursement received by the Company.

         In October 1996, under pressure from physicians and health industry manufacturers, HCFA retreated from a directive that would have resulted in lower Medicare payments for clinical laboratory tests that are not subject to regulation under CLIA. The agency is continuing to study the issue and may issue such regulations in the future for these procedures. The

American Medical Association opposes the change since many POLs perform waived tests, which do not require certification under CLIA. These changes could lead to a lower level of reimbursement for the Company for waived tests;
however, it will impact POLs disproportionately since they are often unwilling to go to the expense to become certified under CLIA in order to perform nonexempt tests.

         A recent General Accounting Office ("GAO") Report would seek to equalize profit rates on laboratory services provided to Medicare beneficiaries and all other patients. The GAO concluded from its study that Medicare payment policies overcompensate clinical laboratories because they provide profit rates from Medicare which substantially exceed the laboratories' overall profit rates. In January 1990, and again in January of 1995, the OIG called for legislation that would permit Medicare to receive the benefit of discounts furnished to physicians and other so-called "wholesale" accounts.

         Another set of proposals, if enacted, would reimburse clinical laboratory testing services as part of a larger "bundle" of healthcare services. An October 1990 OIG monograph concluded that elimination of separate Medicare reimbursement for clinical laboratory testing would reduce Medicare expenditures. Under the OIG's "laboratory roll in" proposal, physicians would be reimbursed an additional amount for each office visit they had with a Medicare beneficiary. The physician would be responsible for paying for the laboratory services out of this sum, and would presumably seek favorable pricing arrangements. In addition, Congress has directed HHS to study and report on the advisability of adopting certain "bundled" payment systems for reimbursement of services provided by hospital outpatient departments. These payment systems could be applied to other outpatient sites, including independent clinical laboratories, at some point in the future. HCFA has also proposed restricting Medicare coverage of diagnostic tests to those ordered by the physician treating the patient.

         In May 1995 a conflict arose between the California Medi-Cal program and the OIG. The OIG found that Medi-Cal had overpaid providers $8 million in 1993 and 1994 and recommended that Medi-Cal recover the overpayments from providers. The state agency disagreed, responding that it was not required to follow Medicare guidelines. HHS holds that the Medicaid program must observe Medicare rules governing reimbursement of clinical diagnostic laboratory services, including schemes for bundling tests into automated panels. If this dispute is resolved in HHS's favor, and bundling and other Medicare guidelines are adopted in California, it could have a material adverse effect on the Company's net revenue.

         DHS has discussed negotiated laboratory service contracting for the Medi-Cal program as a means of reducing Medi-Cal expenditures for laboratory testing. For many testing procedures, a laboratory holding such a contract would be the only laboratory in its area that Medi-Cal would compensate. Non-contracting laboratories could still perform and receive compensation only for those tests not included within the contracting program. California currently has the statutory authority to implement such a program, but has not done so. On April 2, 1993, DHS released its revised Strategic Plan for Medi-Cal Managed Care to expand managed care access to Medi-Cal beneficiaries. Under this plan, DHS would contract with only two managed care plans for each of specified regions of the state. A pilot program is currently in place in Sacramento County, and in 13 additional counties. It is unclear how Medi-Cal managed care will affect the Company. However, the Company's fee-for-service business has always made a higher contribution to its operating margins than its managed care business.

         Medicare/Medi-Cal reimbursement accounted for approximately 33% of the Company's net revenue in fiscal year 1997, and a substantial reduction in Medicare/Medi-Cal payments to the Company could have a material adverse effect on its operating results.

         Non-Governmental Efforts. In an effort to control costs, non-governmental health care payors may implement cost containment programs which could adversely affect the Company's net revenue. For example, persons enrolled in prepaid health care plans often do not have free choice as to where they obtain laboratory services. Rather, the health plan may provide laboratory services directly or contract with laboratories at favorable rates and require its enrollees to obtain service only from such contracted laboratories. Some insurance companies and self-insured employers also limit service to contracted laboratories. To the extent such "closed" payment systems become more common in the future and payors operate their own laboratories or the Company is unable to obtain contracts to provide service or must discount its services to obtain such contracts, the Company's results of operations could be materially adversely affected. In fiscal 1997, 4% of the Company's net revenue was derived from closed payment systems.

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

EMPLOYEES

         As of May 15, 1997, and including employees acquired pursuant to the MSI acquisition -- See "--MSI Stock Purchase" herein, the Company employed approximately 1,166 people in the operation of its business. This total consists of approximately 963 full time and 203 part time employees. Of such 1,166 employees, 141 were certified medical technologists.

ITEM 2.  PROPERTIES

         The Company's executive offices and all of its laboratories are located in facilities held under operating leases expiring over varying periods. The Company's patient service centers are also held under leases expiring in one to ten years, many of which provide for renewal options. See Note 6 of Notes to Financial Statements. Under the Bankruptcy Code, the Company has the right, subject to the approval of the Bankruptcy Court, under relevant provisions of the Bankruptcy Code, to assume or reject unexpired real property leases. Certain parties to such real property leases may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those leases. See "Item 3. Legal Proceedings," herein.

         In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the lease and provide adequate assurance of future performance under the lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the lease. Rejection of a lease may constitute a breach and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the Petition Date.

         The Company is in the process of moving its principal executive offices from its previous location at 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises"). The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. On May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor.

         By order of the Bankruptcy Court, effective February 14, 1997, the Company received approval to (a) reject 62 nonresidential real property leases;
(b) assume 149 nonresidential real property leases; and (c) extend the time, through and including the Confirmation Date of its plan of reorganization, within which it may assume or reject 16 of its remaining nonresidential real property leases. As more fully described in "Item 3 - Legal Proceedings" herein, assumption of leases requires the Company to cure, or provide adequate assurance that it will cure, all existing defaults under the lease. On April 14, 1997, the Bankruptcy Court entered an order approving certain procedures for assuming the Company's remaining leases not previously assumed, rejected or slated for rejection pursuant to the Plan (the "Remaining Leases").

ITEM 3.  LEGAL PROCEEDINGS

         Chapter 11 Reorganization

         The Company, which has been experiencing significant operating losses and facing severe liquidity problems, determined that it was not likely to meet its cash repayment obligations on existing indebtedness, including approximately $80.9 million of secured indebtedness due under the Credit Agreement, and interest payments related to the Debentures. The Company believed that further refinancings of its existing indebtedness would not be sufficient to enable the Company to exist.

         Accordingly, on November 8, 1996, the Company and its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See "Item 1. Business --Recent Developments --Chapter 11 Reorganization," above. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan confirmed by the Bankruptcy Court on April 18, 1997.

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

         On November 18, 1996, the United States Trustee appointed the Committee pursuant to section 1102 of the Bankruptcy Code. The Committee has the right to review and object to certain business transactions and participated in the negotiation of the Company's plan of reorganization. See "Item 1. Business --Recent Developments --Chapter 11 Reorganization," above. Under the Bankruptcy Code, the Company will be required to pay legal and other advisory fees of the Committee associated with the Bankruptcy Cases until the Effective Date.

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

  Regulatory Investigation

         In April of 1997, the Company received a subpoena to furnish certain documents to the United States Department of Defense ("DOD") with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company has produced and will continue to produce documents in response to the DOD's subpoena. In late May 1997, the Company was notified that its Medicare and Medi-Cal billing practices also were undergoing review by the United States Department of Health and Human Services ("HHS"), and in early June of 1997, the Company received a subpoena to furnish certain documents to HHS in connection with such review. The Company is cooperating with DOD and HHS in such investigations. The Company believes that these investigations may be similar to investigations being conducted by DOD and HHS with respect to the billing practices of the clinical laboratory testing industry. The Company further believes that these investigations are in their early stages. There can be no assurance that the result of such investigations as they relate to the Company would not subject the Company to significant civil or criminal liability (which could include substantial fines, penalties or forfeitures, and mandatory or discretionary exclusion from participation in Medicare, Medi-Cal and other government funded healthcare programs), which could have a material adverse effect on the financial condition of the Company. See "Item 1. Business - Government Regulation - Fraud and Abuse Laws," above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not hold its annual meeting and did not submit any matters to a vote of security holders during the fiscal year 1997. Accordingly, each Director whose term was to expire in 1996 will continue to serve until the Effective Date.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

                               MARKET INFORMATION

         The Company's Common Stock was traded over-the-counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market System under the symbol "PCLI". On October 13, 1995, the Company was notified by the Nasdaq Stock Market Listing Qualification Committee (the "Listing Committee") that the Company's common stock would be removed from listing on the Nasdaq National Market but will be listed on the Nasdaq SmallCap Market due to the Company's inability to satisfy the Nasdaq National Market's net tangible assets requirement. The Company had been granted a temporary exception to the Nasdaq National Market's net tangible asset requirement, which exception expired on October 12, 1995. The Company's common stock began to trade on the Nasdaq SmallCap Market on Monday, October 16, 1995. On October 25, 1995, the Listing Committee determined not to extend certain exceptions to the applicable listing requirements, and the Company's common stock was removed from trading on the Nasdaq SmallCap Market. The Company's common stock currently trades in the over-the-counter market. The following table sets forth the range of high and low reported sale prices per share for the fiscal periods indicated, and reported on the Nasdaq National Market System and the Nasdaq SmallCap Market, as applicable. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions. Under the Plan, the Company's stockholders will only be entitled to receive a pro rata share of the New Warrants, which, in the aggregate, comprise the right to purchase 131,579 shares of New Common Stock, which constitutes 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of $13.30 per share.

         After the Effective Date, the reorganized Company will have less than 300 shareholders. Accordingly the reorganized Company intends to de-register the New Common Stock under the Securities Exchange Act of 1934.
Notwithstanding the foregoing, the reorganized Company will continue to file on a voluntary basis periodic reports with the United States Securities and Exchange Commission as required by the terms of the Indenture.

                                                                                 PRICE RANGE
                                                                               OF COMMON STOCK
                                                                              LOW           HIGH
                                                                              ---           ----
                   YEAR ENDED FEBRUARY 29, 1996:
                 First Quarter  . . . . . . . . . . . . . . .                5 3/4         10 1/4
                 Second Quarter . . . . . . . . . . . . . . .                2 3/8          6 3/4
                 Third Quarter  . . . . . . . . . . . . . . .                  1/4          3 1/4(1)
                 Fourth Quarter . . . . . . . . . . . . . . .                 5/16(1)       2 3/8(1)

                   YEAR ENDED FEBRUARY 28, 1997:
                 First Quarter  . . . . . . . . . . . . . . .                  3/4(1)       1 5/8(1)
                 Second Quarter . . . . . . . . . . . . . . .                  3/8(1)       1(1)
                 Third Quarter  . . . . . . . . . . . . . . .                 3/32(1)         7/8(1)
                 Fourth Quarter . . . . . . . . . . . . . . .                  1/8(1)         5/8(1)

         On May 19, 1997, the reported closing sale price per share was 5/32.





__________________________

(1)  Reflects high and low reported bid price in the over-the-counter market.

                                    HOLDERS

         The number of holders of record of the Company's Common Stock as of February 7, 1997 was 194.

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

         As the Company's common stock was removed from listing on the Nasdaq National Market as of October 16, 1995, the Company no longer qualifies for this exemption from the provisions of Section 2115. Section 2115 provides that
Section 2115 will be inapplicable to foreign corporations with respect to which a final order has been entered by a court of competent jurisdiction declaring that such corporation no longer meets all of the required criteria for the application of Section 2115. Section I of the Confirmation Order, entered by the Bankruptcy Court on April 23, 1997, declared that Section 2115 will be inapplicable to the reorganized Company by virtue of the fact that as of the Effective Date, over

50% of the common stock of the reorganized Company will be held of record by persons having addresses outside of the State of California, constitutes a final order within the meaning of Section 2115(d).

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

         The selected financial data presented below at February 28 or 29, 1993, 1994, 1995, 1996 and 1997, and for each of the five fiscal years in the period ended February 28, 1997, have been derived from the audited financial statements of the Company. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                                                  Fiscal Year Ended February 28 (29),
                                                 ----------------------------------- -------------------------------
                                                   1993          1994           1995           1996           1997
                                                 --------      --------      ---------      ---------      ---------
                                                 (In thousands, except ratios and per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue ................................     $ 40,685      $ 67,795      $ 111,111      $  90,392      $  62,831

Direct laboratory costs ....................       13,676        21,821         35,335         31,881         23,117
Laboratory support costs ...................        7,310        13,652         24,741         26,509         20,014
                                                 --------      --------      ---------      ---------      ---------
Laboratory profit ..........................       19,699        32,322         51,035         32,002         19,700

Selling, general and administrative ........        7,970        17,008         26,627         27,739         24,881
Provision for doubtful accounts ............        1,586         2,502          4,319         30,539          8,843
Depreciation, amortization and write down
  of intangible assets .....................        2,624         4,797          9,881         36,327         69,070

Credit restructuring costs .................           --            --             --          4,904          1,559
Non-recurring acquisition
  integration expense ......................           --            --          9,250             --             --
                                                 --------      --------      ---------      ---------      ---------
Operating income (loss) ....................        7,519         8,015            958        (67,507)       (84,653)
Interest expense ...........................       (1,012)       (2,981)        (9,013)       (12,899)       (15,839)

Non operating income (expense), net ........         (155)          299            270           (322)        (1,687)
Litigation settlement ......................           --          (792)            --             --             --
                                                 --------      --------      ---------      ---------      ---------

Income (loss) before income taxes ..........        6,352         4,541         (7,785)       (80,728)      (102,179)
Provision (benefit) for income taxes .......        2,800         1,831         (2,189)        (1,543)            --
                                                 --------      --------      ---------      ---------      ---------
Loss before extraordinary gain .............        3,552         2,710         (5,596)       (79,185)      (102,179)

Extraordinary gain on extinguishment of debt           --            --             --             --          3,500
                                                 --------      --------      ---------      ---------      ---------
Net income (loss) ..........................        3,552         2,710         (5,596)       (79,185)       (98,679)
                                                 ========      ========      =========      =========      =========

Net income (loss) per share ................     $   0.72      $   0.44      $   (0.93)     $  (13.13)     $  (16.28)

Weighted average common shares
  outstanding ..............................        4,919         6,220          6,013          6,030          6,063
                                                 ========      ========      =========      =========      =========

Ratio of earnings to fixed charges (1) .....         7.28          2.52           0.14            N/A            N/A
Dividends declared per share ...............     $     --      $     --      $      --      $      --      $      --
BALANCE SHEET DATA:

Working capital ............................     $   (479)     $  9,861      $  17,243      $(135,931)     $  (7,132)
Total assets ...............................       42,784        78,813        158,044         91,412         25,772
Total long-term indebtedness ...............        9,381        46,703        114,397          3,570            631
Stockholders' equity .......................       17,302        19,992         14,548        (64,613)      (163,257)


___________________

(1) For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations.

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

         During the fiscal year ended February 28, 1997, the liquidity and operations of the Company continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest judgments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

         From September 1995 through the Petition Date, the Company experienced severe cash flow problems, a reduction in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry. As a result of their inability to pay their obligations when they became due, as well as the poor industry conditions referred to above, the Company began taking steps to seek an infusion of new capital or a strategic transaction (e.g., a merger or sale of the business). The Company concluded that absent the provision of new capital or consummation of a strategic transaction, the Company would not be likely to be able to continue to exist as a going concern.

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

         The Prepetition Termsheet formed the basis for the Company's plan of reorganization (see "Note 2. Plan of Reorganization," herein), and paved the way for the Company's chapter 11 filing, the restructuring of the Company's debt and the acquisition of a majority of the Company by Nu-Tech. Representatives of each of the respective Debtors determined that filing the chapter 11 petitions would best give the Debtors the needed time and flexibility to consummate the restructuring of the Company contemplated in the Prepetition Termsheet.

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

         The Predecessor Partnership incurred expenses in excess of revenues in each of its fiscal years through fiscal year 1990. In the fourth quarter of fiscal year 1990, the Company commenced implementation of a program designed to increase revenues both through internal growth and acquisitions, and to improve profitability by enhancing operating efficiencies. Since the fourth quarter of fiscal year 1990, the Company has restructured its sales and marketing function, established a field service organization dedicated to supporting customer relations, and opened or acquired more than 140 new patient service centers. During this period, the Company also implemented a variety of measures designed to improve operating efficiencies and completed 27 acquisitions. The Company's net revenue increased from $40.7 million to $111.1 million (approximately 173%) from fiscal 1993 to fiscal 1995, and declined from $111.1 million to $62.8 million (approximately 43%) from fiscal 1995 to fiscal 1997. Operating margins have declined from 18.5% in fiscal 1993, to 0.9% in fiscal year 1995, and to (134.7%) in fiscal year 1997.

         In April 1994, the Company completed its acquisition of the California laboratory operations of Damon. This acquisition increased the Company's net revenue and testing volume by approximately 51% and 71%, respectively. The Company tried to integrate the Damon operations into the Company's existing business through the establishment of a regional laboratory in Burbank. The cost of integration of the acquisition of Damon's California operations was approximately $9.3 million (primarily for redundant payroll, facility and outside services costs) for the fiscal year ended February 28, 1995. This amount is included in the Company's Statements of Operations in nonrecurring acquisition integration expense.

         As a result of delays due to poor planning in the integration of certain of the Damon operations, declining reimbursements from insurance payers, Medicare and MediCal and billing and collection problems, the Company began to experience severe cash flow problems in the second half of fiscal 1995. The Company failed to make the March 31, 1995 principal and interest payment under the Credit Agreement and the due date was extended by its bank group, led by Wells Fargo Bank, N.A., to April 24, 1995. When the April 24, 1995 due date was not met, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendment to the Credit Agreement. As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the Damon operations and, to a lesser extent, reductions in third party payor reimbursement rates, and effects and changes in the health care industry, the Company has failed to comply with the terms of the Credit Agreement, as amended. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 15, 1996, August 15, 1996 and February 17, 1997. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constituted defaults under the Credit Agreement and the Indenture governing the Debentures.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:


                                                  Year Ended February 28 (29),
                                     -----------------------------------------------------
                                      1993        1994        1995        1996        1997
                                     -----       -----       -----       -----       -----
Net revenue ..................       100.0%      100.0%      100.0%      100.0%      100.0%
Direct laboratory costs ......        33.6        32.2        31.8        35.3        36.8

Laboratory support
  costs ......................        18.0        20.1        22.3        29.3        31.8
                                     -----       -----       -----       -----       -----
Laboratory profit ............        48.4        47.7        45.9        35.4        31.4
Selling, general and
  administrative .............        19.6        25.1        24.0        30.7        39.6
Provision for doubtful
  accounts ...................         3.9         3.7         3.9        33.8        14.1
Depreciation and amortization          6.4         7.1         8.9        40.2       109.9

Credit restructuring
  costs ......................          --          --          --         5.4         2.5

Non recurring acquisition
  integration expense ........          --          --         8.3          --          --
                                     -----       -----       -----       -----       -----
Operating income (loss) ......        18.5        11.8         0.9       (74.7)     (134.7)
Interest expense .............        (2.5)       (4.4)       (8.1)      (14.3)      (25.2)
Non operating income
  (expense), net .............        (0.4)        0.4         0.2        (0.4)       (2.7)

Litigation settlement ........          --        (1.2)         --          --          --
                                     -----       -----       -----       -----       -----
Income (loss) before income
  taxes ......................        15.6         6.6        (7.0)      (89.3)     (162.6)
Provision (benefit) for income
  taxes ......................         6.9         2.6        (2.0)       (1.7)         --
                                     -----       -----       -----       -----       -----
Loss before extraordinary gain         8.7         4.0        (5.0)      (87.6)     (162.6)
Extraordinary gain ...........          --          --          --          --         5.6
                                     -----       -----       -----       -----       -----
Net income (loss) ............         8.7         4.0        (5.0)      (87.6)     (157.0)
                                     =====       =====       =====       =====       =====

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

         Inflation has had no material impact on the Company's net revenue or net income. Since insurance companies, HMOs, Medicare and MediCal, and other third-party payors are the principal source of payments for the Company's services, the identity of those payors and the prices which such payors have established or are willing to pay for the Company's services have been the principal factors for price changes which may affect the Company's net revenue. Inflation has not had a material impact on the Company's costs of operations. Due to increased efficiency and volume of testing, the Company's costs per test declined in the 1991 and 1992 fiscal years as fixed costs were spread over a greater testing volume. The Company's cost per test did not materially change from fiscal year 1995 to fiscal year 1996 or from fiscal year 1996 to fiscal year 1997.

         Reform of the U.S. health care delivery system continues to be an important issue for government, the public and healthcare providers. The ultimate effect of any such reforms on the industry and the Company is uncertain at this time. See "Item 1. Business --Government Regulation --Health Care Reform," above.

         Effective August 1, 1992, the reorganization of the Company resulted in the Company becoming a taxable corporation.

FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 1996

         Net Revenue fell from $90.4 million in fiscal year 1996 to $62.8 million in fiscal year 1997, a decrease of 30.5%. The revenue reduction is the result of the loss of customers, decreased reimbursement from third party payors and the elimination of some unprofitable capitated contracts.

         Direct laboratory expense fell from $31.9 million for the fiscal year ended February 29, 1996, to $23.1 million for the fiscal year ended February 28, 1997. This represents a 27.6% decrease in expense. As a percent of net revenue, direct laboratory expense increased from 35.3% for fiscal year 1996 to 36.8% for fiscal year 1997. The reduction in direct expense is the result of the reduction of related direct expenses as accessions were reduced. Direct laboratory expenses as a percentage of net revenues increased because of the reduction in net revenues represented by reduced reimbursement rates.

         Laboratory support expense fell from $26.5 million in fiscal year 1996 to $20.0 million in fiscal year 1997, a decrease of 24.5%. As a percent of net revenue, laboratory support expense increased from 29.3% in fiscal year 1996 to 31.9% in fiscal year 1997. As accessions are reduced, the Company continues to reduce these expenses but the reduction in net revenues represented by reduced reimbursement rates outweighs such expense reduction.

         Selling, general and administrative expense decreased from $27.7 million for fiscal year 1996 to $24.9 million for fiscal year 1997. Fiscal year 1997 included a provision of $3.7 million for lease liability of abandoned premises. As a percent of net revenue, selling, general and administrative expense increased from 30.7% to 39.6% for fiscal years ended February 29, 1996 and February 28, 1997, respectively, as a result of the fact that the Company failed to reduce such expenses commensurate with reduced accessions and as a result of the lease liability provision referred to above.

         Provision for doubtful accounts decreased from $30.5 million for fiscal year 1996 to $8.8 million for the fiscal year 1997. Fiscal year 1996 included a $25.4 million write down of uncollectible accounts receivable. The fiscal year 1997 provision has been recorded based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

         Depreciation, amortization and write down of intangible assets increased from $36.3 million for fiscal year 1996 to $69.1 million for fiscal year 1997. The Company has evaluated the future value of its intangible assets as of February 28, 1997, considering the significant effects of third party payor reimbursement declines and the significant changes in the health care industry, which have caused adverse effects upon cash flow and results of operations. As of February 28, 1997, the Company recorded a write down of $59.4 million, thus eliminating all intangible assets on its books.

         Operating income fell from a loss of $67.5 million for the fiscal year ended February 29, 1996, to a loss of $84.7 million for the fiscal year ended February 28, 1997. For fiscal year 1997, $1.6 million of the loss is related to credit restructuring expense, $59.4 million is related to the write-off of intangibles and $4.4 million is related to lease liability related to abandoned premises.

         Interest expense increased from $12.9 million in fiscal year 1996 to $15.8 million in fiscal year 1997. The increase is related to penalties associated with defaults on existing loan balances.

         Extraordinary gain on debt existing of $3.5 million for fiscal year 1997 results from a payment made by a guarantor of the Company's loans for such guarantee.

         Net income decreased from a loss of $79.2 million for fiscal year 1996 to a loss of $98.7 million for fiscal year 1997.

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

         Operating income fell from $958,000 for fiscal year 1995 to a loss of $67.5 million for fiscal year 1996. As a percent of net revenue, operating income fell from 0.9% to (74.7%) for fiscal years 1995 and 1996, respectively. This decrease resulted from the loss of revenue associated with reduced reimbursement from third party payors and increased laboratory support cost associated with servicing Damon acquisition associated accounts. Additionally, $4.9 million of the fiscal year 1996 expense is related to credit restructuring costs, $25.4 million provided for uncollectible accounts receivable, and $25.0 million related to write down of Goodwill and customer lists.

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

REORGANIZATION COSTS

         Reorganization costs includes all costs associated with the Bankruptcy Cases. Pursuant to the guidance provided in Statement of Position (SOP) 90-7 the Company segregated on its statement of operations for the fiscal year ended February 28, 1997 a one-time non-recurring expense related to the credit restructuring and preparations for the chapter 11 filing in the amount of $1,558,820 for professional consultants' fees and out-of-pocket expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Chapter 11 Filing

         As discussed previously, PCL and its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on November 8, 1996. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan, which was confirmed by the Bankruptcy Court on April 18, 1997. (See Note 2 - "Plan of Reorganization," herein).

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

         Use of cash collateral would not have provided the Company with sufficient liquidity to sustain their operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into the DIP Financing Facility with the Senior Lenders. The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the a plan of reorganization as contemplated by the Prepetition Termsheet. See "Item 1. Business --Recent Developments --Chapter 11 Reorganization," above. On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

         Under the DIP Financing Facility, the Senior Lenders agreed to make loans to the Company in an aggregate principal amount not to exceed $9.8 million. The obligations of the Company under the DIP Financing Facility are secured by a first priority lien on and security interest in all of the Company's assets and are also allowed administrative expenses under the Bankruptcy Code, with priority over administrative expenses of the kind specified in sections 503(b) and 507(b) of the Bankruptcy Code. Funds for the DIP Financing Facility were obtained by the Senior Lenders from Nu-Tech, which purchased approximately $13.33 million of the Senior Lenders' claims against the Company for $10 million in cash, just prior to the Petition Date. Borrowings under the DIP Financing Facility will be forgiven under the Plan without any payment by the Company, provided that no event of default occurs and continues under the DIP Financing Facility. In such case, $10 million of Nu-Tech's $15 million investment into the Debtors will have been made at the outset of the Bankruptcy Cases. The Plan provides for the final $5 million of Nu-Tech's investment to be made on the Effective Date pursuant to the MSI Stock Purchase. Accordingly, on the Effective Date, the $5.0 million promissory note issued by PCL to Nu-Tech in connection with the MSI Stock Purchase will be forgiven, in exchange for which Nu-Tech will receive an additional 17% of the New Common Stock. See "Item 1. Business --Recent Developments --MSI Stock Purchase."

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

         Moreover, the DIP Financing Facility contains the following events of default, designed to ensure that the Company perform its obligations under the Prepetition Termsheet: (a) failure of the Breakup/Overbid protections to be approved by the Bankruptcy Court; (b) withdrawal of the Company's plan of reorganization by the Company or proposal by the Company of a plan of reorganization inconsistent with the terms of the Prepetition Termsheet; (c) termination of the Company's exclusive right to file and solicit acceptances with respect to the Company's plan of reorganization for the benefit of any party other than the Proponents; (d) removal or termination of J. Marvin Feigenbaum as Chief Operating Officer of the Company other than in accordance with his employment agreement or modification by the Company of his employment agreement without the Proponents' written consent; and (e) termination by J. Marvin Feigenbaum of his employment agreement in accordance with its terms. In addition, the DIP Financing Facility contains events of default customary for debtor in possession financings of this type.

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

         As set forth in more detail above, the DIP Financing Facility contains numerous provisions requiring the Company to perform its obligations under the Prepetition Termsheet. If the Company fails to do so, it will be in default under the DIP Financing Facility, which will give the Senior Lenders and Nu-Tech the right to seek to foreclose on their security interests in the Company's assets. The Company believes that if the Senior Lenders and Nu-Tech foreclose on their security interests in the Company's assets, no other creditors or shareholders will receive any recovery on their claims against or interests in the Company. In addition, even if the Senior Lenders and Nu-Tech do not foreclose on their security interests, absent the ability to borrow funds under the DIP Financing Facility, the Company is unlikely to have sufficient working capital to continue to operate its businesses as a going concern.

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

         On the Effective Date, the Company will settle its obligations to its impaired creditors as follows: (A) Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date), and 17% of the New Common Stock in exchange for Nu-Tech's cancellation of a note executed by the Company in the principal amount of $5.0 million (the "Nu-Tech Stock Purchase") (which note comprised part of the purchase price paid by the Company to Nu-Tech in connection with the MSI Stock Purchase -- See Part II, Item 5 - "Other Information," herein), (B) the Senior Lenders, which presently own an aggregate of approximately $80.0 million of secured debt, will receive $55.0 million in new senior secured debt and 38.1% of the New Common Stock, (C) the holders of the Debentures will receive 9.3% of the New Common Stock, (D) the Company's shareholders will receive warrants to purchase 5% of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, and (E) the Company's remaining general unsecured creditors will receive a pro rata share of each of $2.45 million in cash and an unsecured note in the principal amount of $400,000 due on the first anniversary of the Effective Date, without interest. The Plan also provides that all of the Company's wholly-owned subsidiaries will be merged with and into the Company immediately prior to the Effective Date of the Plan.

         Under the terms of the Plan, the Senior Lenders will receive, among other things, $55 million in Senior Secured Notes (the "New Senior Notes") to be issued by the reorganized Company. Although the reorganized Company and the Senior Lenders are still engaged in negotiations with respect to the Senior Notes, the reorganized Company and the Senior Lenders expect that the principal terms of the indenture governing the New Senior Notes (the "Indenture") will be substantially as follows: First, the New Senior Notes will bear interest at the rate of either 10% per annum in cash or 12% per annum in kind, at the option of the reorganized Company, for the first two years after issuance and 11% per annum per year through maturity. Second, the New Senior Notes will mature seven years after issuance. Third, each holder of the New Senior Notes may require the reorganized Company to repurchase such holder's New Senior Notes upon (i) the occurrence of a Change in Control (as defined in the Indenture); (ii) the sale of assets of the reorganized Company yielding net unapplied proceeds of a certain amount; and (iii) the consummation of an underwritten public offering of the reorganized Company's capital stock. Fourth, the New Senior Notes will be secured by a first priority security interest in all existing and future assets of the reorganized Company, except that it is anticipated that the Senior Lenders will agree to subordinate such security interests in the receivables of the reorganized Company to security interests granted to the lender providing the Exit Financing Facility (as herein defined). Finally, the Indenture contains customary covenants, representations and warranties and customary provisions regarding defaults, remedies and modifications.

         The Company has also agreed to issue registration rights with respect to the New Common Stock and the New Senior Notes in substantially the forms hereinafter described. Under the New Senior Notes Registration Rights Agreement, during the duration of this agreement and after a period of 15 months from its date, Senior Lenders holding at least a majority of certain of the New Senior Notes may request the reorganized Company to register such New Senior Notes. The terms of the New Common Stock Registration Rights Agreement provide that during the duration of the New Common Stock Registration Rights Agreement and after the earlier of (i) 30 months from its date, or (ii) six months after the date that the reorganized Company files its first registration of its New Common Stock, those Senior Lenders holding at least a majority of certain of the New Common Stock shall have the right to request the registration of such New Common Stock.

         In addition, it is anticipated that certain of the shareholders of the Company will enter into a shareholders agreement, pursuant to which the right of such shareholders to dispose of their shares in the Company will be restricted to (i) dispositions to successors in interest who agree to be bound by the shareholders agreement, (ii) dispositions under a registered public offering,
(iii) dispositions to an affiliate of the transferring shareholder
("affiliate" defined as a person with the power to direct the management or a 10% beneficial owner of the Company) and (iv) dispositions by Nu-Tech made solely in a pro rata distribution of securities to Nu-Tech's shareholders. Further, the shareholders will agree not to transfer any of their securities in the Company to any entity which owns 5% or more of an entity which conducts clinical or specialized laboratory services as its principal business.

         Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized Company. Additionally, the holders of the Common Stock of the Company will receive warrants to purchase 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of $13.30 per share. Because the reorganized Company will have less than 300 shareholders after the Effective Date, the reorganized Company intends to de-register the New Common Stock under the Securities Exchange Act of 1934. Notwithstanding the foregoing, the reorganized Company will continue to file on a voluntary basis periodic reports with the United States Securities and Exchange Commission as required by the terms of Indenture.

         On April 18, 1997, the Bankruptcy Court granted the Company's request to substantively consolidate the Bankruptcy Cases into a single chapter 11 case for purposes of the Plan and the distribution provisions thereunder. Pursuant to such ruling, on the Confirmation Date, (1) all intercompany claims by and among the Debtors were deemed eliminated, (2) all assets and liabilities of the Debtors were merged or treated as though they were merged, (3) any obligations of any Debtor and all guaranties thereof executed by one or more of the Debtors were deemed to be one obligation of the reorganized Company, (4) any claims filed or to be filed in connection with any such obligation and guaranties were deemed one claim against the reorganized Company, (5) each claim filed in the Bankruptcy Case of any Debtor were deemed filed against the reorganized Company in the consolidated Bankruptcy Case on the Confirmation Date, in accordance with the substantive consolidation of the assets and liabilities of the Debtors and all claims based on guaranties of payment, collection or performance made by the Debtors as to obligations of any other Debtor were discharged, released and of no further force and effect, and (6) all transfers, disbursements and distributions made by any Debtor were deemed to be made by all of the Debtors.

         The Plan provides for the substantive consolidation of the estates, so that the assets and liabilities of the Debtors are treated as if the assets were held by, and the liabilities incurred by, a single entity.

         The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to, the execution of a shareholders agreement between certain shareholders of the reorganized Company and the consummation of the Nu-Tech Stock Purchase by Nu-Tech and the reorganized Company.

         The foregoing description of the principal terms of the Plan is qualified in its entirety by the full text of such document, which is filed as
Exhibit 2.1, hereto and incorporated herein by this reference.

         Section 5.2.4 of the Plan contemplates that the reorganized Company may, in the exercise of its business judgment, enter into an exit financing facility on or after the Effective Date in an aggregate amount up to $10 million to be secured by accounts receivable of the reorganized Company and the proceeds thereof. Prior to the Confirmation Date, the Company obtained commitments for exit financing from Daiwa to provide a working capital credit facility to the Company. Accordingly, on April 18, 1997, the Bankruptcy Court approved a commitment letter with Daiwa and authorized the Company to pay a $250,000 advisory fee to Daiwa. The Company has reached an agreement in principle with Daiwa to provide the Reorganized Company with a post-Effective Date working capital credit facility, subject to certain conditions, of up to $10 million. Negotiations between the Company and Daiwa with respect to the Exit Financing Facility are continuing.

GENERAL

         As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the Damon operations and, to a lesser extent, reductions in third-party payor reimbursement rates and effects and changes in the health care industry, the Company was unable to make interest payments due monthly under the Credit Agreement since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 and March 31, 1997, each in the amount of $3.6 million. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 16, 1996, August 15, 1996 and February 17, 1997,
respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995.

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

         - Elimination of 425 (approximately 33%) full time equivalent employee positions.

         - Consolidation of facilities. The Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was downsized in June 1996 and consolidated into the Sacramento laboratory. Both locations maintain expanded STAT facilities.

         - Use of dedicated internal teams for concentrated account receivable collection efforts in the Medicare, Medi-Cal, client and patient payor categories.

         -       Completion of centralized billing capabilities.

         - Data processing system changes to improve billing and collection efforts.

         - Reductions in overhead by, among other things, closing unprofitable locations.

         - Moving the Company's principal executive offices from its current location at 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and the Company will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises") and rejecting the Headquarters Lease. The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. The Company expects to vacate the Headquarters in June 1997 and, on May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor. See "Part II. Item 1
                 - Legal Proceedings," herein.

During and subsequent to the third quarter of Fiscal 1996, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab into the Sacramento facility. As of March 1997, these efforts have resulted in labor and infrastructure eliminations yielding approximately $1.9 million per month in expense reductions since August of 1996. In addition to 425 full time employee equivalent reductions, certain unprofitable patient service centers have been closed, certain unprofitable capitated contracts have been eliminated and certain courier routes have been restructured.

         During fiscal years 1995, 1996 and 1997, the Company realized negative net cash flow from operating activities of ($900,000), ($2.5 million) and ($1.1 million), respectively. Cash flows from investing activities generally have been negative through the periods prior to and including fiscal year 1996, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities fell from $69.8 million for fiscal 1995 to $2.0 million for fiscal year 1996, and to $1.3 million in fiscal 1997. The decrease in cash used in investing activities in fiscal 1996 is due to reduced acquisitions. The decrease in cash used in investing activities in fiscal 1997 is due to reduced equipment and tenant improvement purchases. The cash used in fiscal year 1996 was for equipment and tenant improvement expenditures. The cash used in fiscal year 1997 was for equipment and tenant improvement expenditures and the acquisition of MSI in southern California.

         Cash flows from financing activities have reflected borrowings and repayments of long-term debt. Cash provided by financing activities was $69.7 million for fiscal 1995, reflecting borrowings to finance the Damon acquisition and various capital projects. Cash provided by financing activities decreased to $4.7 million for fiscal year 1996 and was used primarily for operating activities and to finance costs associated with the revised bank financing agreements. Cash provided by financing activities decreased to $2.5 million for fiscal year 1997, reflecting reduced borrowings, and gain on extinguishment of debt resulting from a $3.5 million payment by a guarantor of the Company's debt on its guaranty of the Company's debt.

         As of February 28, 1997, the Company had approximately $132.3 million of indebtedness of which $40 million represents the Debentures; approximately $77.6 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $1.0 million is owed to vendors whose debt has been converted to notes payable; approximately $5.2 million is owed the Senior Lenders under the DIP Financing Facility in relation to the November 8, 1996 chapter 11 filing, which facility will be forgiven on the Effective Date; approximately $150,000 is owed to the City of Burbank as a redevelopment loan; approximately $0.85 million is owed under capital lease obligations; and $5 million to Nu- Tech for the purchase of MSI. Of such indebtedness, $40 million bears interest at 7.5% and is due by its terms in August 2000; $43.9 million in bank borrowings bears interest at prime plus 3% and is due by its terms in March 2000; $33.7 million in bank borrowings bears interest at prime plus 3% and is due by its terms in March 1997; $2.4 million bears rates ranging from 6.0% to 6.7% and is due by its terms in July 1996; $150,000 is non-interest bearing and is due by its terms in September 2005; $5.2 million bears interest at prime plus 2%. $5.0 million bears interest at 10%. All of such indebtedness (other than the $5.0 million due Nu-Tech) is currently in default. The Company currently has no resources to repay such indebtedness; however, the Plan provides that the Company will pay such liabilities, as compromised, after the Effective Date.

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

         At February 28, 1997, the Company had approximately $501,000 in cash plus approximately $4.6 million is available under the DIP Financing Facility. In addition, after the Effective Date, the Plan contemplates the availability of up to $10.0 million under the Exit Financing Facility. Negotiations with respect to the Exit Financing Facility are continuing. The Company's business does not generally require significant expenditures for property, plant and equipment. Expenditures related to such capital items were approximately 2.0% of net revenues for the fiscal year ended February 28, 1997. As of February 28, 1997, the Company had no material commitments for capital expenditures.

         The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection, operating cash and, until the Effective Date, amounts available under the DIP Financing Facility; after the Effective Date, the DIP Financing Facility will be forgiven and the remaining amounts available thereunder will be available to the Company as additional capital. In addition, the Company is negotiating with Daiwa for an Exit Financing Facility of up to $10.0 million. The foregoing statements constitute forward-looking information, and no assurance can be given that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience severe cash flow problems, reductions in third-party payor reimbursement rates, billing and collection problems and effects of significant changes in the health care industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders of Physicians Clinical Laboratory, Inc.:

We have audited the accompanying balance sheet of Physicians Clinical Laboratory, Inc. (a Delaware corporation) as of February 28, 1997, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Clinical Laboratory, Inc. as of February 28, 1997, and the results of its operations and its cash flows for the year ended February 28, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 3 to the combined financial statements, effective March 1, 1996, Physicians Clinical Laboratory, Inc. adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


Ernst & Young LLP
Sacramento, California
May 9, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Physicians Clinical Laboratory, Inc.:

We have audited the accompanying balance sheet of Physicians Clinical Laboratory, Inc. (a Delaware corporation) as of February 29, 1996, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Clinical Laboratory, Inc. as of February 29, 1996, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a significant decline in operating income margins, a substantial net loss on operations, a negative operating cash flow, a negative working capital position and is in default under the terms of substantially all of its loan agreements. As a result, the lenders have the right to demand immediate payment of approximately $123.2 million of indebtedness and to foreclose on the Company's assets. The Company does not have sufficient resources to repay the indebtedness and has engaged an adviser to seek a proposed restructuring of the Company's indebtedness. All of these factors and others discussed in Notes 1 and 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Arthur Andersen LLP
Sacramento, California
June 28, 1996

                      PHYSICIANS CLINICAL LABORATORY, INC.

                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS

                     AS OF FEBRUARY 29 (28), 1996 AND 1997

                                                                     February 29,    February 28,
                              Assets                                      1996           1997
----------------------------------------------------------------     -----------     -----------
 CURRENT ASSETS:

   Cash                                                              $   391,815     $   500,516
   Trade accounts receivable --

     Third parties                                                    17,948,681      18,998,025
     Related parties                                                     476,923         322,964
                                                                     -----------     -----------

       Total accounts receivable                                      18,425,604      19,320,989

   Less -- Allowance for doubtful accounts                             4,632,000       9,729,785
                                                                     -----------     -----------
     Net accounts receivable                                          13,793,604       9,591,204

   Notes receivable -- current                                           350,000         361,650

   Supplies inventory                                                  1,370,742       1,534,592
   Prepaid costs and other assets                                        618,287       1,501,298
                                                                     -----------     -----------

     Total current assets                                             16,524,448      13,489,260
 EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
 depreciation and amortization of $19,196,157 and $23,238,541,
 respectively                                                         16,929,581      11,595,900

 INTANGIBLE ASSETS:

 Leasehold interest, less accumulated amortization of $1,452,045       1,525,704              --
 Customer lists, less accumulated amortization of $5,104,303          22,278,986              --

 Covenants not to compete, less accumulated amortization of
 $ 3,482,760                                                           2,140,231              --
 Goodwill, less accumulated amortization of $6,692,555                31,525,140              --
                                                                     -----------     -----------

     Total net intangible assets                                      57,470,061              --

 OTHER LONG-TERM ASSETS                                                  488,289         686,855
                                                                     -----------     -----------
     Total assets                                                    $91,412,379     $25,772,015
                                                                     ===========     ===========




        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS

                     AS OF FEBRUARY 29 (28), 1996 AND 1997


                                                                     February 29,        February 28,
               Liabilities and Stockholders' Equity                      1996                1997
----------------------------------------------------------------     -----------         -----------
 CURRENT LIABILITIES:

  Current installments of long-term debt                            $ 123,880,031      $     283,687
  Note payable to related party                                                --          5,000,000

  Line of credit ($4,556,818 available to be drawn)                            --          5,243,182
  Accounts payable                                                     12,185,439          1,237,338

  Accrued payroll                                                       1,954,271          1,857,352

  Accrued paid time-off                                                 1,255,634            170,201

  Accrued interest                                                      8,544,639          5,121,598

  Other accrued expenses                                                4,635,019          1,708,074
                                                                    -------------      -------------
    Total current liabilities                                         152,455,033         20,621,432

LONG-TERM DEBT, less current installments                                 955,393            631,309

OTHER LONG-TERM LIABILITIES                                             2,614,537                 --
LIABILITIES SUBJECT TO COMPROMISE (Note 3)                                     --        167,776,289
                                                                    -------------      -------------

    Total liabilities                                                 156,024,963        189,029,030

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 8 and 14)
STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.01 per share -- 20,000,000 shares
  authorized; none issued or outstanding                                       --                 --
Common stock, par value $0.01 per share -- 30,000,000 shares authorized; 6,033,087 and 6,071,419 shares issued and
  outstanding as of February 29 (28), 1996 and 1997,
  respectively                                                             60,331             60,714

Additional paid-in capital                                             15,536,906         15,570,802

Retained deficit                                                      (80,209,821)      (178,888,531)
                                                                    -------------      -------------
    Total stockholders' deficit                                       (64,612,584)      (163,257,015)
                                                                    -------------      -------------
    Total liabilities and stockholders' deficit                     $  91,412,379      $  25,772,015
                                                                    =============      =============





        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED FEBRUARY 28 (29), 1995, 1996 AND 1997

                                                                           Year Ended February 28 (29),
                                                             --------------------------------------------------
                                                                 1995               1996               1997
                                                             -------------      ------------      -------------
NET REVENUE
  Net revenue from third parties                             $ 107,565,433      $ 86,828,901      $  60,422,858

  Net revenue from related parties                               3,546,012         3,562,950          2,407,989
                                                             -------------      ------------      -------------
    Total net revenue                                          111,111,445        90,391,851         62,830,847
DIRECT LABORATORY COSTS                                         35,335,270        31,881,339         23,117,090
                                                             -------------      ------------      -------------

      Gross profit                                              75,776,175        58,510,512         39,713,757
LABORATORY SUPPORT COSTS                                        24,741,263        26,509,055         20,013,962
                                                             -------------      ------------      -------------
      Laboratory profit                                         51,034,912        32,001,457         19,699,795

SELLING, GENERAL AND ADMINISTRATIVE                             26,626,847        27,739,434         24,880,448
PROVISION FOR DOUBTFUL ACCOUNTS (NOTE 3)                         4,318,516        30,538,625          8,843,252

DEPRECIATION, AMORTIZATION AND WRITE DOWN OF INTANGIBLES
(NOTE 3)                                                         9,881,687        36,326,689         69,070,097

CREDIT RESTRUCTURING COSTS                                              --         4,903,436                 --
REORGANIZATION CHARGES                                                  --                --          1,558,820

NONRECURRING ACQUISITION INTEGRATION
  EXPENSE                                                        9,250,188                --                 --
                                                             -------------      ------------      -------------
    Operating income (loss)                                        957,674       (67,506,727)       (84,652,822)

INTEREST EXPENSE                                                (9,012,583)      (12,898,919)       (15,838,895)

INTEREST INCOME                                                     88,269            61,285             21,855
NONOPERATING INCOME (EXPENSE), net                                 181,291          (383,375)        (1,708,848)
                                                             -------------      ------------      -------------
    Loss before benefit for income taxes                        (7,785,349)      (80,727,736)      (102,178,710)
BENEFIT FOR INCOME TAXES                                         2,189,112         1,543,250                 --
                                                             -------------      ------------      -------------

    Loss before extraordinary gain                              (5,596,237)      (79,184,486)      (102,178,710)
                                                             -------------      ------------      -------------
EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT, net of taxes of $0                                           --                --          3,500,000
                                                             -------------      ------------      -------------
NET LOSS                                                     $  (5,596,237)     $(79,184,486)     $ (98,678,710)
                                                             =============      ============      =============
LOSS BEFORE EXTRAORDINARY GAIN
  PER COMMON SHARE                                           $       (0.93)     $     (13.13)     $      (16.85)
                                                             =============      ============      =============
NET LOSS PER COMMON SHARE                                    $       (0.93)     $     (13.13)     $      (16.28)
                                                             =============      ============      =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                    6,013,000         6,030,000          6,063,000
                                                             =============      ============      =============




        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED FEBRUARY 28 (29), 1995, 1996 AND 1997


                                                           Year Ended February 28 (29),
                                                ------------------------------------------------
                                                    1995               1996              1997
                                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                      $ (5,596,237)     $(79,184,486)     $(98,678,710)


  Adjustments to reconcile net income to
    net cash provided by operating
    activities --

  Depreciation, amortization and write down
    of intangible assets                           9,881,687        36,326,689        69,070,097

  Provision for doubtful accounts                  4,318,516        30,538,625         8,843,252

  Credit Restructuring Costs                              --         3,118,592                --

  Net change in income tax refund
    receivable                                    (5,181,785)        5,181,785                --

  Net changes in operating assets and
    liabilities                                   (4,322,761)        1,487,822        19,626,940
                                                ------------      ------------      ------------
    Net cash used in operating activities           (900,580)       (2,530,973)       (1,138,421)
                                                ------------      ------------      ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Increase of intangible assets in
    connection with acquisitions                  (2,739,413)               --        (1,632,968)

  Purchase of Damon net of cash acquired         (58,111,866)               --                --

  Net acquisitions and disposals of equipment
    and leasehold improvements                    (8,989,249)       (1,963,463)          366,613
                                                ------------      ------------      ------------

    Net cash used in investing activities        (69,840,528)       (1,963,463)       (1,266,355)
                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Borrowings of long-term debt                    83,438,587         6,266,763         5,443,182
  Payments of principal on long-term debt--

    Third parties                                (13,934,416)       (1,586,407)          536,016

  Gain on extinguishment of debt                          --                --        (3,500,000)
  Proceeds from exercise of stock options             41,250                --                --

  Proceeds from sale of capital stock                111,224            23,999            34,279
                                                ------------      ------------      ------------
    Net cash provided by financing activities     69,656,645         4,704,355         2,513,477
                                                ------------      ------------      ------------
    Net increase (decrease) in cash
      and cash equivalents                        (1,084,463)          209,919           108,701

CASH AND CASH EQUIVALENTS,
  beginning of year                                1,266,359           181,896           391,815
                                                ------------      ------------      ------------
CASH AND CASH EQUIVALENTS,
  end of year                                   $    181,896      $    391,815      $    500,516
                                                ============      ============      ============




        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                             (DEBTOR-IN-POSSESSION)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE YEARS ENDED FEBRUARY 28 (29), 1995, 1996 AND 1997




                                               Common          Common         Additional           Retained
                                            Stock Shares    Stock Amount    Paid-In Capital   Earnings (Deficit)
                                            ------------    ------------    ---------------   ------------------
BALANCE AT MARCH 1, 1994                       6,006,606     $    60,066     $ 15,360,704      $   4,570,902

  Net loss                                            --              --               --         (5,596,237)

  Proceeds from exercise of stock options          7,500              75           41,175                 --

  Proceeds from sale of capital stock             13,603             136          111,082                 --
                                               ---------     -----------     ------------      -------------
BALANCE AT FEBRUARY 28, 1995                   6,027,709     $    60,277     $ 15,512,961      $  (1,025,335)

  Net loss                                            --              --               --        (79,184,486)

  Proceeds from sale of capital stock              5,378              54           23,945                 --
                                               ---------     -----------     ------------      -------------
BALANCE AT FEBRUARY 29, 1996                   6,033,087     $    60,331     $ 15,536,906      $ (80,209,821)
                                               ---------     -----------     ------------      -------------
  Net loss                                            --              --               --        (98,678,710)

  Proceeds from sale of capital stock             38,332             383           33,896                 --
                                               ---------     -----------     ------------      -------------
BALANCE AT FEBRUARY 28, 1997                   6,071,419     $    60,714     $ 15,570,802      $(178,888,531)
                                               =========     ===========     ============      =============



        The accompanying notes are an integral part of these statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BUSINESS AND OPERATIONS:

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

         On November 8, 1996, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Federal Bankruptcy Laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the balance sheets as "liabilities subject to compromise" (Note 3). Additional claims ("liabilities subject to compromise") may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's assets. Liabilities not subject to compromise reported in the accompanying balance sheets will be continuing obligations of the Company subsequent to the Company's emergence from bankruptcy.

         The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages. Credit arrangements entered into subsequent to the Chapter 11 filings are described in Note 2.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Recurring losses, an accumulated deficit and lack of liquidity caused the Company to seek protection under the Federal Bankruptcy Laws in 1996. Management's Plan of Reorganization has been effectuated, as described in Note 2. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)  PLAN OF REORGANIZATION:

On April 18, 1997 the Bankruptcy Court confirmed the Company's Plan of Reorganization (Plan). Before the Company can emerge from bankruptcy (Effective
Date) certain conditions of the Plan must be met. The Plan is the result of extensive negotiations, both prior to and during the pendency of the Company's Chapter 11 cases among the Company, the Senior Lenders, certain of the Company's Subordinated Debenture holders, the Creditors' Committee and other parties-in-interest. The Plan reflects the results of negotiations with Nu-Tech Bio-Med, Inc. ("Nu-Tech"), which resulted in Nu-Tech's commitment to invest $14.8 million into the Company in return for the majority of the reorganized Company's common stock.

The confirmed Plan provides for the following:

         - Nu-Tech to receive 35.6% of the reorganized Company's common stock in exchange for its holdings of senior secured debt.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         - Nu-Tech to receive 17% of the reorganized Company's common stock as a result of the purchase of Medical Science Institute
                 (MSI) by the Company from Nu-Tech (see Note 15).

         - Senior Lenders to receive $55 million in new senior secured promissory notes and 38.1% of the reorganized Company's common stock.

         - The holders of the Company's Subordinated Debentures to receive 9.3% of the reorganized Company's common stock.

         - The Company's general unsecured claims to receive a pro rata share of (i) $2.45 million in cash and (ii) a $400,000 noninterest-bearing note due one year after the Effective Date.

         - The Company's existing shareholders to receive warrants to purchase up to 5% of the shares of the reorganized Company's common stock at a price of $13.30 per share.

ADMINISTRATIVE CLAIMS

On the Effective Date, each holder of an Allowed Administrative Claim shall receive Cash equal to the amount of such Allowed Administrative Claim, unless the holder and Company agree to other terms or a Final Order of the Bankruptcy Court provides for other terms. However, Allowed Administrative Claims representing obligations incurred in the ordinary course of business or otherwise assumed by the Company pursuant to the Plan (including Administrative Claims of governmental units for taxes) shall be assumed on the Effective Date and paid, performed or settled by the reorganized Company when due in accordance with the terms and conditions of the particular agreements governing the obligations.

Priority Tax Claims

Pursuant to section 1129(a)(9)(C) of the Bankruptcy Code, unless otherwise agreed by the holder of a Priority Tax Claim and the Company or the reorganized Company, each holder of a Priority Tax Claim will receive in full satisfaction of such Claim, deferred cash payments over a period not exceeding six years from the date of assessment of such Claim. Payments will be made in equal quarterly installments of principal, plus simple interest accruing from the Effective Date at 8% per annum on the unpaid portion of each Priority Tax Claim.

Unless otherwise agreed by the holder of a Priority Tax Claim and the Company or the reorganized Company, the first payment will be payable one year after the Effective Date or, if the Priority Tax Claim is not allowed within one year after the Effective Date, the first day of the quarter following the date on which (a) an order allowing such Claim becomes a Final Order or (b) a Stipulation regarding the Amount and Nature of Claim is executed by the reorganized Company and the Claim holder.

Debtor-in-Possession (DIP) Financing Facility Claims

Immediately prior to the Effective Date, provided that no unwaived events of default exist under the DIP Financing Facility, any amount available under the DIP Financing Facility shall be borrowed by the Company so that the total outstanding principal balance thereunder is $9,800,000. On the Effective Date, all amounts owing under the DIP Financing Facility shall be forgiven without any payment by the Company or further action by any party.

Quarterly Fees to U.S. Trustee

The reorganized Company shall pay all quarterly fees payable to the U.S. Trustee's Office for the Company after Confirmation, consistent with applicable provisions of the Bankruptcy Code and Bankruptcy Rules.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





CLASSIFIED CLAIMS AND INTERESTS

All Claims and Interest, except Administrative Claims and Priority Tax Claims, are placed in the Classes described below.

Each Claim or Interest is classified in a particular Class only to the extent that the Claim or Interest qualifies within the description of that Class and is classified in other Classes to the extent that any remainder of the Claim or Interest qualifies within the description of other Classes. A Claim or Interest is also classified in a particular Class only to the extent that such Claim or Interest is an Allowed Claim or Allowed Interest in that Class and has not been paid, released or otherwise satisfied prior to the Effective Date.

CLASS 1 - PRIORITY CLAIMS

Classification:  Class 1 consists of all Priority Claims against the Company.

Treatment: On the Effective Date, each holder of an Allowed Class 1 claim shall receive Cash equal to the amount of the Claim, unless the holder and the reorganized Company agree to a different treatment. Any Allowed Class 1 Claim not due and owing on the Effective Date will be paid in full in Cash by the reorganized Company when such Claim becomes due.

CLASS 2 - SENIOR DEBT CLAIMS

Classification:  Class 2 consists of all Senior Debt Claims against the
Company.

Treatment: On the Effective Date, the existing lender agreements shall automatically be terminated without further action by any party and shall no longer be of any force or effect. Each holder of an allowed Senior Debt claim shall receive, on or as soon as practicable after the Effective Date, its Pro Rata Share of 952,000 shares of New Common Stock, which constitutes 38.1% of the amount of New Common Stock to be issued and outstanding on the Effective Date and the $55 million of New Senior Notes.

CLASS 3 - NU-TECH SENIOR DEBT CLAIMS

Classification:  Class 3 consists of all Nu-Tech Senior Debt Claims.

Treatment: On the Effective Date, the existing lender agreements shall automatically be terminated without further action by any party and shall no longer be of any force or effect. Nu-Tech shall receive, on or as soon as practicable after the Effective Date, 890,000 shares of New Common Stock, which constitutes 35.6% of the amount of New Common Stock to be issued and outstanding on the Effective Date.

CLASS 4 - OTHER SECURED CLAIMS

Classification:  Class 4 consists of all Other Secured Claims against the
Company.

Treatment: On the Effective Date, at the option of the reorganized Company, each Allowed Class 4 Claim shall be treated pursuant to either (i) or (ii) below:

         (i) the reorganized Company may transfer the property securing the Claim to the holder of the Claim, in full satisfaction of the Claim; or

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         (ii) the Claim may be Reinstated as follows: (A) any default, other than a default of a kind specified in section 365(b)(2) of Bankruptcy Code, shall be cured; (B) the maturity of the Claim shall be reinstated as the maturity existed before any default; (C) the holder of the Claim shall be compensated for any damages incurred as a result of any reasonable reliance by the holder on any contractual provision that entitled the holder to demand or receive accelerated payment of the Claim; and (D) the other legal, equitable or contractual rights to which the claim entitles the holder shall not otherwise be altered.

CLASS 5 - UNSECURED CLAIMS

Classification: Class 5 consists of all Unsecured Claims against the Company, including the CEO Claims.

Treatment: On the Effective Date, the Company will deliver to the Third-Party Disbursing Agent, to be held in the Class 5 Disbursement Account for the benefit of holders of Allowed Class 5 Claims, $2.45 million in Cash and a New Unsecured Note in the amount of $400,000. Each holder of an Allowed Class 5 Claim, in full and final satisfaction of such Allowed Claim, shall receive its Pro Rata share of the assets held in the Class 5 Disbursement Account in accordance with the provisions of the Plan.

CLASS 6 - OLD SUBORDINATED DEBENTURE CLAIMS

Classification: Class 6 consists of all Old Subordinated Debenture Claims against the Company.

Treatment: On the Effective Date, the Old Indenture and the Old Subordinated Debentures shall be automatically terminated without further action by any party and shall no longer be of any force and effect. Each holder of an Allowed Old Subordinated Debenture Claim, in full and final satisfaction of such Allowed Claim, shall receive, on or as soon as practicable after the Effective Date, its Pro Rata Share of 232,500 shares of New Common Stock, which constitutes 9.3% of the amount of New Common Stock to be issued and outstanding on the Effective Date.

CLASS 7 - INTERESTS OF HOLDERS OF OLD COMMON STOCK IN PCL

Classification: Class 7 consists of the interests of holders of Old Common Stock in PCL.

Treatment: Each holder of an Allowed Class 7 interest shall receive, in full and final satisfaction of such Interest, its Pro Rata Share of the New Warrants issued pursuant to the New Warrant Agreement. The New Warrants will allow existing shareholders to purchase up to 5% of the shares of the Reorganized Company's common stock at a price of $13.30 per share.

CLASS 8 - INTERESTS OF HOLDERS OF INTERESTS IN SUBSIDIARIES

Classification:  Class 8 consists of the Interests of the Subsidiary Debtors.

Treatment: In full and final satisfaction of the Allowed Class 8 Interests, the Company shall retain its Interests in each of the Subsidiary Debtors. Each Subsidiary Debtor shall be merged into the Reorganized Company on the Effective Date.

CLASS 9 - INTERESTS OF HOLDERS OF OLD STOCK OPTIONS AND OLD WARRANTS

Classification: Class 9 consists of the Interests of the holders of Old Stock Options and Old Warrants.

Treatment: The holders of Class 9 Interests shall not receive or retain any property under the Plan on account of such Interests.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION--

The accompanying consolidated financial statements include the accounts of Physicians Clinical Laboratory, Inc. and its subsidiaries (Physicians Clinical Laboratory, Inc. and its subsidiaries are collectively referred to hereinafter as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Laboratory equipment                    5-20 years
               Computer equipment                      5-12 years

               Furniture and fixtures                  5-12 years
               Automobiles                              1-5 years


INTANGIBLE ASSETS--

All amortization is calculated using the straight-line method over the following lives:

                                                            Life
                                                     -----------------
               Customer list                              19 years
               Covenant not to compete               Life of Agreement

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

Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's enterprise value and deducts the fair value of all tangible and intangible assets to arrive at the recoverable value of goodwill. Using this approach, the Company recorded a write-down of $25,000,000 to intangible assets which was allocated to Goodwill as of February 29, 1996. The amount of the write-down was based upon a Board-approved restructuring plan prepared by investment bankers engaged to assist and advise the Company on a proposed restructuring of the Company's indebtedness.

During 1997, the Company continued to experience customer losses, significant reduction in third party reimbursements and other changes in the health care industry having adverse effects on the Company's operations. These factors have resulted in significant cash flow deficits and continued operating losses. As a result, management has reevaluated the recoverability of goodwill and other intangible assets and concluded they have no continuing value. Accordingly, the Company has recorded a $59.4 million write-off of those assets.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense less the write-down of intangibles, for leasehold interest was $277,189, $257,983 and $250,813, covenants not to compete, $1,114,835,
$1,070,242 and $1,027,598, goodwill, $2,765,197, $3,367,445 and $2,011,458, and customer lists $1,410,399, $1,431,449 and $1,441,226 in fiscal 1995, 1996 and
1997, respectively.

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

EARNINGS PER SHARE --

Weighted average shares outstanding include common stock equivalents computed using the treasury stock method except for periods in which their inclusion would be anti-dilutive. It is probable that the Plan of Reorganization will require the issuance of common stock or common stock equivalents, thereby diluting current equity interests.

LIABILITIES SUBJECT TO COMPROMISE --

Liabilities subject to compromise consist of the following:

                                                  February 28, 1997
                                                  -----------------
           Long-term debt                              $121,984,291
           Accounts payable                              15,737,121

           Accrued paid time-off                          1,123,185

           Accrued interest                              18,993,764
           Other accrued expenses                         9,937,928
                                                  -----------------
           Total liabilities subject to compromise     $167,776,289
                                                  =================

REORGANIZATION CHARGES--

Reorganization charges consist primarily of professional fees incurred as part of the Chapter 11 bankruptcy.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIRECT LABORATORY AND LABORATORY SUPPORT COSTS--

Direct laboratory costs consist of labor costs, supplies expense, reference and pathology fees, utilities and other expenses. Included in reference and pathology fees are charges from related parties of $362,851, $391,926 and $326,920 for the years ended February 28 (29), 1995, 1996 and 1997, respectively.

Laboratory support costs consist of patient service center costs, courier costs, laboratory administration expenses, customer service costs, materials management costs and management service charges from related parties. Management service charges from related parties were $876,004, $868,338 and $405,419 for the years ended February 28 (29), 1995, 1996 and 1997, respectively.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPAIRS AND MAINTENANCE EXPENSE--

Repairs and maintenance expense was $1,140,424, $1,174,077 and $908,795 in fiscal 1995, 1996 and 1997, respectively.

INCOME TAXES--

The provision for income taxes and related tax assets and liabilities have been computed in accordance with SFAS No. 109, "Accounting for Income Taxes."

STATEMENTS OF CASH FLOWS--

Net changes in operating assets and liabilities consist of the following:

                                                             Year Ended February 28 (29),
                                                   -----------------------------------------------
                                                       1995              1996             1997
                                                   ------------      -----------      ------------
Increase in accounts receivable                    $(12,402,033)     $(9,917,080)     $ (4,640,852)
Net (increase) decrease in supplies
    inventory, prepaid costs, deposits and
    other assets                                       (952,735)       2,017,177        (1,257,077)

Increase in accounts payable and accrued
     expenses                                         9,032,007        9,387,725        25,524,869
                                                   ------------      -----------      ------------
Net change in operating assets and liabilities     $ (4,322,761)     $ 1,487,822      $ 19,626,940
                                                   ============      ===========      ============



 Supplemental disclosure of cash flow information is as follows:

                                                      Year Ended February 28 (29),
                                                ----------------------------------------
                                                    1995           1996           1997
                                                ----------     ----------     ----------
 Cash paid for interest--

    Third parties                               $8,199,578     $4,400,969     $   26,277

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash transactions consist of the following:

                                                                       Year Ended February 28 (29),
                                                                 ----------------------------------------
                                                                   1995           1996            1997
                                                                 --------       --------       ----------
Gain on extinguishment of debt paid by a related party           $       --     $       --     $3,500,000
Note payable to related party resulting from MSI acquisition     $       --     $       --     $5,000,000

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS--

Certain reclassifications to prior years' financial statements have been made to conform to the 1997 presentation.

REVENUE RECOGNITION--

Revenues are recognized when services are performed. Revenues under capitated agreements are recognized monthly as earned. Expenses are accrued on a monthly basis as services are provided.

         Services under government programs represent approximately 29%, 30% and 33% of net revenue for the year ended February 28 (29), 1995, 1996 and 1997, respectively. The Company's primary concentration of credit risk is accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Significant concentrations of gross accounts receivable at February 29 (28), 1996 and 1997, reside in receivables from governmental agencies of 48% and 52%, respectively.

         Due to the significant changes occurring in the health care industry related to managed care, billing system/process challenges and accounts receivable collection problems, it is reasonably possible that the Company's estimate of the net realizable value of accounts receivable will change in the near term. No estimate can be made of a range of amounts of loss that are reasonably possible.

         Services under government programs represent approximately 29%, 30% and 33% of net revenue for the year ended February 28 (29), 1995, 1996 and 1997, respectively. The Company's primary concentration of credit risk is accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Significant concentrations of gross accounts receivable at February 28 (29), 1996 and 1997, reside in receivables from governmental agencies of 48% and 52%, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS --

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

         NOTES RECEIVABLE

         The carrying amount approximates fair value.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         It was not practicable to estimate the fair value of the Company's debt due to the debt being in default. See Note 1 and 5.

USE OF ESTIMATE IN THE PREPARATION
OF FINANCIAL STATEMENTS --

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

NEW ACCOUNTING PRONOUNCEMENTS --

         In 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The pronouncement requires that assets to be held and used, and assets held for sale be reviewed for impairment. Any loss resulting from the impairment of such assets held and used is included as a component of continuing operations.

         Also in 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of the pronouncement, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option plans.

         In February 1997, the Financial Accounting Standards Board issued
SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following:

                                         February 29, 1996
                                         -----------------
                                                Cost
                                            -----------
         Equipment                          $27,417,178

         Furniture and fixtures               2,614,725

         Leasehold improvements               6,093,835
                                            -----------
         Total                               36,125,738

         Less - Accumulated depreciation
           and amortization                  19,196,157
                                            -----------
         Net book value                      16,929,581
                                            ===========



                                         February 28, 1997
                                         -----------------
                                               Cost
                                            -----------
         Equipment                          $28,259,918

         Furniture and fixtures               2,194,510

         Leasehold improvements               4,380,013
                                            -----------
         Total                               34,834,441

         Less - Accumulated depreciation
           and amortization                  23,238,541
                                            -----------
         Net book value                      11,595,900
                                            ===========



Depreciation expense relating to equipment and leasehold improvements charged to operations was $9,881,687, $11,326,689 and $4,967,068 for fiscal years ended 1995, 1996 and 1997, respectively. As of February (29) 28, 1996 and 1997, respectively, the Company recorded a write down of $25,000,000 and $59,371,935 to intangible assets.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                             February 29 (28),
                                                                     -----------------------------
                                                                         1996             1997
                                                                     ------------     ------------
Convertible subordinated debentures, currently in default, par value $1,000 per debenture, bearing interest at 7.5% due 2000
The debentures are convertible into shares of common stock at any time before maturity at a conversion price of $12.20 per
share                                                                $ 40,000,000     $ 40,000,000

Variable interest rate notes payable to banks, currently in
default, bearing interest at prime plus 3% plus 2% for penalties and interest; unpaid principal payments are bearing interest and penalties of prime plus 3% plus 2%, principal due in aggregate monthly and quarterly installments, with final payments due
March 2000, secured by all assets of the Company                       47,359,476       43,859,476

Various lines of credit, currently in default, which allow
aggregate borrowings up to $33,700,000 bearing interest at prime plus 3% plus 2% for penalties and interest; unpaid principal payments are bearing interest and penalties of prime plus 3%
plus 2%, interest due monthly and quarterly with principal due
through March 1997, secured by all assets of the Company               33,500,000       33,700,000

Notes payable to former owners of acquired laboratories,
currently in default, with interest rates ranging from 6.0% to
6.7%, with additional late charges of 3% and 6%, respectively, due monthly with principal due through July 1996; secured by
assets acquired from the related laboratories                           2,383,493        2,376,113

Notes payable for Accounts Payable vendors converted to notes, currently in default, with interest rates ranging from 8% to
12%, principal due in monthly and quarterly installments due
through April 1988                                                             --        1,047,767

Note payable to the City of Burbank, non-interest bearing, due annually through September 2005 (annual payments forgiven if
building is still occupied)                                               150,000          150,000

Capital lease obligations (Note 8)                                      1,442,455          850,935
                                                                     ------------     ------------
Liabilities subject to compromise in 1997                                      --      121,984,291


                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        February 28 (29),
                                                                                 ----------------------------
                                                                                  1996                1997
                                                                              ------------         ----------
 Note payable to related party, bearing interest at 10%,
 principal to be satisfied by issuance of 17% of issued and
 outstanding stock of reorganized company; secured by property,
 assets, and rights of any kind.                                                      --            5,000,000

 Note payable to the Internal Revenue Service, bearing interest at 9%, principal due in monthly installments of $5,301 through
 May 2002.                                                                            --              261,732

 Note payable bearing interest at 10%, principal due in monthly
 installments of $11,886 through May 1997                                             --               35,075

 Capital lease obligations (Note 8)                                                   --              618,189
                                                                              ------------         ----------
                                                                               124,835,424          5,914,996

 Less - Current installments                                                   123,880,031          5,283,687
                                                                              ------------         ----------
 Long-term debt, less current installments                                    $    955,393         $  631,309
                                                                              ============         ==========


                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 1997, the prime rate was 8.25%. All assets of the Company are pledged as collateral to secure its borrowings. The loan agreements with the Bank are conditional upon the Company's ongoing ability to comply with certain covenants. The covenants include the maintenance of specified working capital and debt-to-worth ratios.

The Company has been in default since September of 1995 with respect to principal and interest payments and certain covenants under its credit agreement with respect to approximately $80.9 million of secured indebtedness. The secured indebtedness under the Credit Agreement is classified as a Class 2 claim under the Plan. The Company has also been in default since September of 1995 with respect to interest payments on its $40 million 7.5% Convertible Subordinated Debentures due 2000 and the Note issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory. The Debentures are classified as a Class 3 claim under the Plan. The Company does not have available cash or other cash resources available to cure the defaults under the Credit Agreement or the Indenture covering the Debentures, or otherwise to make interest or principal payments with respect to its debt obligations.

During the second quarter of fiscal 1996, the Company entered into negotiations for the restructuring of its bank debt. The negotiations resulted in the third and fourth amendment to its Credit Agreement with a group of banks led by Wells Fargo Bank National Association (the holders of the Company's debt obligations pursuant to the Credit Agreement hereinafter are referred to as the "Bank Group"). As a result of insufficient cash flows caused by, among other things, reductions in third party payor reimbursement rates, billing and collection problems and effects and changes in the health care industry, the Company was unable to make interest payments under its Credit Agreement due monthly since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996, each in the amount of $1,200,000, principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997, each in the amount of $3.6 million. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 15, 1996, August 15, 1996 and February 17, 1997, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. The deferred financing costs related to the Credit Agreement and the Debentures of $1,450,140 and $1,668,466 were written off as of August 31, 1995 and February 29, 1996, respectively. The costs associated with the Credit Agreement restructuring and write off of the deferred financing costs has been reflected in the statement of operations as Credit Restructuring costs.

As a result of the Company's failure to make principal and interest payments under its existing Lender Agreements, the Company and its Senior Lenders entered into the Third Amendment to the Credit Agreement in May 1995. In connection with the Third Amendment to the Credit Agreement, the lenders required the Company's guarantor, one of the Company's largest shareholders, to provide a guaranty of the Company's borrowings in the amount of $3.5 million. In
December 1996, the Company's guarantor paid the full amount of the guaranty to the Senior Lenders. This extraordinary item resulted in a net gain per common share of $.57.

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

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Maturities of long-term debt, excluding capital lease obligations, in each of the next five fiscal years are as follows:

             Year Ended
           February 28 (29),
           -----------------
                  1998                  $   126,210,043
                  1999                           45,542

                  2000                           49,843

                  2001                           54,549
                  2002                           59,701

               Thereafter                        10,485
                                        ---------------
                                        $   126,430,163
                                        ===============

The above table reflects maturities of long-term debt before the effects of changes under the Plan that will occur on the Effective Date. On the Effective Date, substantially all of the existing long-term debt will be replaced with $55 million of New Senior Notes and common stock of the New Company, as described in
Note 2.

On November 4, 1993, the Company entered into an interest rate swap with an investment bank. The swap is for $10,000,000 notional amount with a fixed rate of 4.5625% received by the Company and a floating rate paid by the Company at the six-month London Interbank Offered Rate (LIBOR). The rate adjustment dates are November 8 and May 8 each year and the payment dates are six months after the rate adjustment date. The swap contract expired November 8, 1996.

As of February 29, 1996 six month LIBOR was 5.297%. The Company did not make its May 8, 1995, November 8, 1995 and May 8, 1996 semi-annual payments of $76,684, $93,750 and $59,375 based upon six month LIBOR of 6.094% as of November 8, 1994, 6.061% as of May 8, 1995 and 5.75% as of November 8, 1995.
As of February 28, 1997 the fair value of this contract was a liability of the Company of approximately $150,000.

The Company entered into the swap to convert a portion of its fixed rate subordinated debentures to a variable rate. As such, the Company had been accruing the net payments to be made on the contract as an adjustment to interest expense.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) LINE OF CREDIT:

The company has a line of credit with a financial institution which provides for maximum borrowings of $9,800,000 under the DIP Financing Facility bearing interest at prime plus 2%. As of February 28, 1997, $5,243,182 had been withdrawn on the line, and $4,556,818 was available to be withdrawn.
Immediately prior to the Effective Date, provided that no unwaived event of default exists under the DIP Financing Facility, any amounts available under the DIP Financing Facility will be borrowed by the Company so that the total outstanding principal balance thereunder is $9,800,000. On the Effective Date, all amounts owing under DIP Financing Facility will be forgiven without any payment by the Debtors or further action by any party. The line is secured by a first priority lien and security interest in all assets of the company.

(7) INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

                                          Year Ended February 28 (29),
                          ----------------------------------------------------
                             1995                1996                1997
                          -----------        -----------        --------------
 Current--
   Federal                $(2,947,750)       $  (141,820)       $          --

   State                           --            (42,842)                  --
                          -----------        -----------        --------------
                           (2,947,750)          (184,662)                  --
 Deferred--

   Federal                    531,783         (1,043,396)                  --
   State                      226,855           (315,192)                  --
                          -----------        -----------        --------------
                              758,638         (1,358,588)                  --
                          -----------        -----------        --------------
                          $(2,189,112)       $(1,543,250)       $          --
                          ===========        ===========        ==============


The effective tax rate and statutory federal income tax rate are reconciled as follows:


                                                    Year Ended February 28 (29),
                                                 -------------------------------
                                                  1995         1996         1997
                                                 -----        -----        -----
 Federal statutory income tax rate               (34.0%)      (34.0%)      (34.0%)
 State franchise taxes, net of                    (6.1%)       (6.1%)       (6.1%)
   federal income tax benefit

 Change in valuation allowance                     5.8%        38.3%        40.1%

 Additional provision for
   intangible assets                               4.5%          --           --
 Other                                             1.7%        (0.2%)         --
                                                 -----        -----        -----
                                                 (28.1%)       (2.0%)         --%
                                                 =====        =====        =====

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At February 28, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $76,670,000 and $38,370,000 respectively. The loss carryforwards expire between the years 1997 and 2012 for federal and state income tax purposes.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                       YEAR ENDED FEBRUARY 29 (28),
                                                     ------------------------------
                                                         1996                1997
                                                     ------------      ------------
 DEFERRED TAX (ASSETS)/LIABILITIES
 Current
   Accrued Expenses                                  $ (1,114,146)     $ (1,039,480)
   Bad Debt                                            (4,765,504)       (8,842,877)
   Prepaid Expenses                                        65,021          (282,184)
   Other                                                  499,304           214,915
                                                     ------------      ------------

 Total Current Deferred (Assets)/Liabilities           (5,315,325)       (9,949,626)
   Valuation Allowance                                  5,315,325         9,949,626
                                                     ------------      ------------

 Net Current Deferred (Assets)/Liabilities                     --                --

 Non-Current
   Amortization                                        (9,598,474)      (30,247,568)
   Depreciation                                          (448,365)         (843,566)
   Net Operating Loss                                 (15,037,165)      (29,190,589)
   Sec. 481(a) Cash to Accrual                             44,032                --
                                                     ------------      ------------
 Total Non-Current Deferred (Assets)/Liabilities      (25,039,972)      (60,281,723)

 Valuation Allowance                                   25,039,972        60,281,723
                                                     ------------      ------------
 Net Non-Current Deferred (Assets)/Liabilities                 --                --

 TOTAL NET DEFERRED (ASSETS)/LIABILITIES            $          --   $            --
                                                     ============      ============

As discussed in Note 2, the Company has filed petition for relief under Chapter 11 of the Federal Bankruptcy Laws. To the extent that the Company is insolvent, cancellation of indebtedness income arising from the Plan of Reorganization will be offset against the federal net operating losses. Additionally, as a result of the "change in ownership" provisions of the Tax Reform Act of 1986, a portion of any remaining federal net operating loss carryover may be subject to an annual limitation regarding their utilization against taxable income in future periods.

(8) LEASES:

The Company is obligated under capital leases for certain computer and laboratory equipment that expire at various dates during the next five years. Equipment under capital leases was $3,928,355 and $4,002,622, and related accumulated amortization was $2,218,837 and $2,913,010 as of February 29, 1996 and February 28, 1997.

The Company also leases its laboratories and patient service centers under operating leases expiring over various terms. Many of the monthly lease payments are subject to increases based on the Consumer Price Index from the base year.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Beginning March 1, 1989, the Company began subletting one of its unoccupied facilities. The sublease term coincides with that of the remaining primary lease of eight years with rent for the year ended February 28, 1997 equal to $217,795 and subject to annual increases based on the Consumer Price Index not to exceed 10% per year.

The Company also leases remote draw station space, several automobiles and other equipment, which have been classified as operating leases and expire over the next 9 years. Many of the draw station leases have renewal options and monthly lease payment subject to annual increases.

Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of February 28, 1997 are:

                        Year Ended                     Capital               Operating
                    February 28 (29),                   Leases                Leases
                    -----------------                   ------                ------
                           1998                   $         772,117      $      2,778,390
                           1999                             569,517             1,790,159
                           2000                             309,002             1,057,639

                           2001                               --                  223,408
                           2002                               --                   81,849

                        Thereafter                            --                   42,050
                                                  -----------------      ----------------
            Total minimum lease payments                  1,650,636      $      5,973,495
                                                                         ================

            Less -- Amount representing
            Interest (at rates ranging from
            7.2% to 20.7%)                                  181,512
                                                  -----------------
            Present value of net minimum
            capital lease payments                $       1,469,124
                                                  =================



Total rental expense under operating leases was $7,178,089, $10,199,909 and $6,113,445 for fiscal years 1995, 1996 and 1997, respectively.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) RELATED PARTY TRANSACTIONS:

The Company provides laboratory and computer services to certain of its stockholders (and their affiliated entities). Laboratory and computer service charges are billed to and paid by the stockholders at negotiated rates. The following laboratory and computer service revenue was billed by the Company to stockholders (and their affiliated entities).

                                                   Year Ended February 28 (29),
                                             ----------------------------------------
                                                1995            1996          1997
                                             ----------     ----------     ----------
 Laboratory and computer service
   revenue from stockholders                 $3,546,012     $3,562,950     $2,407,989
                                             ==========     ==========     ==========


Amounts due from stockholders and included in accounts receivable were as follows:


                                                            February 29 (28),
                                                         -----------------------
                                                            1996          1997
                                                         --------       --------
 Amounts due from stockholders                           $476,923       $322,964
                                                         ========       ========


The Company received management services from Diagnostic Pathology Medical Group, Inc. (DPMG), a stockholder of the Company. The services of certain management personnel were provided to the Company for management fees at a cost of $326,000, $256,253 and $104,010 for fiscal years 1995, 1996 and 1997, respectively.

In addition, the Company received professional services from the former owners of certain of its acquisitions. Professional service fees paid in connection with the related professional service agreements were $550,000, $188,000 and $9,333 in fiscal years 1995, 1996 and 1997, respectively.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company occasionally uses the specialized laboratory services of one of its owners and several of its owners' stockholders. Most of these services are billed to the Company at negotiated discounts from the billing entities' customary charges. Amounts billed to the Company were as follows:

                                                 Year Ended February 28 (29),
                                              ----------------------------------
                                                 1995         1996         1997
                                              --------     --------     --------
 Billings from stockholders                   $362,851     $391,926     $326,920
                                              ========     ========     ========

The Company has loaned the President and CEO funds at various times as follows:



                  Date                        Interest Rate           Amount
             --------------                 -----------------       ----------
             October 1990                          10%              $ 50,000

             October 1993                           7%               150,000

             August 1994                            7%               150,000
                                                                     -------
             Total outstanding as of February 28, 1997              $350,000
                                                                    ========

As of February 28, 1997, no payments have been received.

The Company also leases draw station space and purchases other services and various supplies from several of its stockholders. The total amount paid by the Company for these items was $123,944, $97,137 and $26,691 for fiscal years 1995, 1996 and 1997, respectively.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) EMPLOYEE BENEFIT PLAN:

As of January 1, 1989, the Company adopted a 401(k) profit sharing plan under which employees may contribute between 1% and 20% of their annual compensation to the Plan. A minimum of 90 days of service is required prior to participation in the Plan by an employee. On April 30, 1990, the plan was amended to provide that the Company would contribute 50% of employee contributions up to 6% of their annual gross compensation for those employee who have at least one full year of service. The Company contribution to the 401(k) plan was discontinued effective December 31, 1995. The Company contributed $398,906 and $288,219 in fiscal years 1995 and 1996, respectively.

(11) STOCK OPTION PLAN AND WARRANTS:

STOCK OPTION PLAN

In March 1992 and February 1994, the Board of Directors adopted and the stockholders of the Company subsequently approved two separate stock option plans (the "1992 Plan" and the "1994 Plan," respectively and together, the "Stock Option Plans"). These Stock Option Plans provide for the granting to employees and directors of nonqualified stock options to purchase authorized but unissued common stock. The maximum number of shares that may be sold under the 1992 Plan and the 1994 Plan is 590,649 and 300,000, respectively, subject to anti-dilution adjustments. The Board of Directors has designated the Compensation Committee to administer the Stock Option Plans. The Committee is empowered to designate the employees who will receive options and to determine the number of shares, vesting schedule, option price (which may not be less than 85% of the fair market value of the optioned shares), and option term (which may not exceed ten years except in limited circumstances). Options may provide for payment of the option price in cash, by application of vested deferred compensation credits, or by the surrender of shares owned by the optionee for more than one year. Options are not transferable except upon death and may be exercised during the lifetime only by the optionee or his legal representative. Options will terminate 180 days or 270 days after termination of the optionee's employment under the 1992 Plan and the 1994 Plan, respectively, or two years after permanent disability or death. The Board of Directors may amend the Stock Option Plan in any respect. The Committee may modify outstanding options or may accept the cancellation of existing options in return for the grant of new options (which may be for the same or a different number of shares and specify the same or a different option price). No option may be granted under the 1992 Plan or the 1994 Plan after July 28, 2002, or January 12, 2004, respectively.

In connection with the acquisition of MGPL, PCLG and San Joaquin Diagnostic Laboratories (SJDL), options were granted under a plan (the "Acquisition Stock Option Plan") separate from the 1992 Plan and the 1994 Plan. The Stock Option Plans are classified as class 9 claims under the Plan.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS OUTSTANDING

                                         1992        1994      Acquisition     Total            Option
                                         Plan        Plan         Plan        Options           Price
                                        ------------------------------------------------------------------
 Outstanding at February 28, 1994       564,645      36,667       50,842     652,154        $5.50 - $14.25

 Granted                                188,000      30,000           --     218,000        $8.88 - $11.50

 Exercised                               (7,500)         --           --      (7,500)           $5.50

 Forfeited                              (15,000)         --           --     (15,000)      $10.25 - $11.50

 Expired                                     --          --      (26,035)    (26,035)           $14.25
                                        ------------------------------------------------------------------



 Outstanding at February 28, 1995       730,145      66,667       24,807     821,619        $5.50 - $14.25

 Granted                                 10,000          --           --      10,000            $4.25

 Forfeited                              (94,845)         --           --     (94,845)       $5.50 - $11.50
                                        ------------------------------------------------------------------

 Outstanding at February 29, 1996
 and February 28, 1997                  645,300      66,667       24,807     736,774        $5.50 - $11.50




ADDITIONAL INFORMATION REGARDING STOCK OPTIONS:



                                        2/28/95     2/29/96      2/28/97
                                        --------------------------------
 Authorized shares                      941,491     941,491      941,491

 Shares available for granting          119,872     204,717      204,717

 Exercisable shares                     293,683     372,787      451,891



In addition to the shares reflected above, 5,000 options each were granted to each member of the Board of Directors, subject to shareholder approval. The exercise price of these options will be 85% of the greater of the market price of the Company's common stock on November 14, 1994 and the price on the date of shareholder approval.

WARRANTS

In connection with a revision to the Company's Credit Agreement with the Bank Group (the Third Amendment), two warrants were issued to Sutter Health in exchange for a guaranty of $3,500,000 of borrowings from the Bank Group. In December 1996, Sutter Health paid the $3,500,000 guaranty as the Company was in default of the Credit Agreement.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Tranche 1:       125,000 shares at $4.2219 per share
         Tranche 2:       687,500 shares at $5.1266 per share
         Tranche 3:       387,500 shares at $5.1266 per share

Tranches 1 and 2 became exercisable May 10, 1995. Tranche 3 became exercisable June 10, 1995.

Warrant B became exercisable as of June 10, 1995. Rights to purchase shares under Warrant B may be exercised under the same terms as Tranche 3. Both warrants expired 90 days from the expiration date of the guaranty.

(12) EMPLOYEE STOCK PURCHASE PLAN:

In March 1993, the Board of Directors adopted, and the shareholders approved, an employee stock purchase plan ("ESPP") which provide employees of the Company with an opportunity to purchase common stock of the Company at 85% of fair market value through payroll deductions. The maximum number of shares that may be sold under the ESPP is 225,000 subject to adjustments upon changes in capitalization of the Company. During fiscal 1995, 1996 and 1997, 13,603, 5,378 and 38,332 shares respectively of Common Stock were purchased through this plan for $111,623, $24,090 and $34,279, respectively. The Board of Directors has designated the Compensation Committee to administer the ESPP. On February 29, 1996 198,883 shares were available to be granted under the plan. The ESPP was discontinued effective June 30, 1996.

(13) EMPLOYMENT AGREEMENT:

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

Under the Plan, all employment contracts or agreements between the CEO and the Company will be treated as a single Class 5 claim, in an allowed amount not exceeding $390,000.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) LEGAL PROCEEDINGS:

As discussed previously, on November 8, 1996 (Petition Date), the Company and its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan confirmed by the Bankruptcy Court on April 18, 1997.

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

A dispute has arisen between the Company and Medical Group Pathology Laboratory, Inc. ("MGPL"), the seller of the Santa Barbara facility which the Company acquired in 1992 (Acquisition), relating to the payment obligations under the Agreement of Purchase and Sale of Assets between the Company and MGPL. The Company and MGPL have been unable to reach successful negotiations with respect to this matter. On November 8, 1995, MGPL commenced an action (Litigation) against the Company in the Superior Court of the State of California, Santa Barbara County, captioned Medical Group Pathology Laboratory, Inc. v. Physicians Clinical Laboratory, Inc. (Case No. 210318). The complaint alleges breach of the promissory note executed by the Company in connection with the Acquisition and failure to pay amounts due thereunder equalling $1,169,505 plus interest and late fees, and seeks compensatory damages in the amount of sums allegedly due, in addition to unspecified general damages and attorney's fees. In December, 1995, a default was entered against the Company in the Litigation. The Company has no substantive defenses to the Litigation. The Company was able to have the default set aside before a judgment was entered in connection therewith. As of the Petition Date (at which time the Litigation was stayed), a standstill agreement with MGPL was in effect, pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to MGPL by the Company under the MGPL Agreement. As of February 28, 1997, the outstanding principal amount of the Note issued by the Company to MGPL in connection with the MGPL Agreement was $890,107.

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

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Regulatory Investigation

         In April of 1997, the Company received a subpoena to furnish certain documents to the United States Department of Defense ("DOD") with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company has produced and will continue to produce documents in response to the DOD's subpoena. In late May 1997, the Company was notified that its Medicare and Medi-Cal billing practices also were undergoing review by the United States Department of Health and Human Services ("HHS"), and in early June of 1997, the Company received a subpoena to furnish certain documents to HHS in connection with such review. The Company is cooperating with DOD and HHS in such investigations. The Company believes that these investigations may be similar to investigations being conducted by DOD and HHS with respect to the billing practices of the clinical laboratory testing industry. The Company further believes that these investigations are in their early stages. There can be no assurance that the result of such investigations as they relate to the Company would not subject the Company to significant civil or criminal liability (which could include substantial fines, penalties or forfeitures, and mandatory or discretionary exclusion from participation in Medicare, Medi-Cal and other government funded healthcare programs), which could have a material adverse effect on the financial condition of the Company.

(15) ACQUISITIONS AND INTANGIBLE ASSETS:

In February 1997, the Company purchased 100% of the common stock of MSI from Nu-Tech for $7,643,183.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the transaction using the purchase method of accounting and has included MSI in the accompanying financial statements. There is no operating activity of MSI included in the statement of operations of the Company for the year ended February 28, 1997. Pro forma results of operations are as follows for the year ended February 28 (29):

                                 Year Ended February 28 (29),
                               --------------------------------
                                   1996                1997
                               -------------      -------------
                                (Unaudited)
 Net revenue                   $ 105,093,420      $  75,125,077

 Net loss                      $ (81,920,908)     $(102,004,130)

 Net loss per common share     $      (13.58)     $      (16.82)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported on the Company's Current Report on Form 8-K for January 24, 1997, on January 2, 1997, the Company's Board of Directors voted to accept the proposal of the independent certified public accounting firm of Ernst & Young LLP to audit the consolidated financial statements of the Company for the fiscal year ending February 28, 1997. Accordingly, the engagement of Arthur Andersen LLP as the Company's independent auditors was discontinued effective January 17, 1997. For further information, see the Company's Current Report on Form 8-K for January 24, 1997.

                                    PART III


ITEM 10.  DIRECTORS OF THE REGISTRANT.

         Set forth below is certain information relating to the members of the Board of Directors of the Company as of February 28, 1997. The Company's directors are divided into three classes, and serve three-year terms, expiring in successive years. As discussed below, certain directors have been selected pursuant to the terms of the Amended and Restated Voting Agreement among SACC, Mercy and Methodist (the "Voting Agreement"). See "Item 13. Certain Relationships and Related Transactions -- Voting Agreement." On the Effective Date of the Plan, the terms of office of the current members of the Company's Board of Directors will cease. On and after the Effective Date of the Plan, the following individuals will become members of the reorganized Company's Board of
Directors: Mr. J. Marvin Feigenbaum (Chairman), Mr. David Sterling, Mr. Leonard Green and Mr. Matthew Barrett. Pursuant to the terms of the Plan, the remaining initial Board member will be designated by the Senior Lenders.

         J. MARVIN FEIGENBAUM. For additional information regarding Mr. Feigenbaum, including his employment history, see "-- Executive Officers," herein.

         DAVID A. STERLING, 40, has been President of Sterling & Sterling, Inc., a general insurance agency, for over seven years. Mr. Sterling also serves on the Board of Directors of Nu-Tech, a position he has held since December 1994.

         LEONARD GREEN, 70, has been the President and Chief Executive Officer of Green Management and Investment Co., a New York private investment firm, since 1985. Mr. Green also serves on the Board of Directors of Nu-Tech, a position he has held since December 1994, and on the Board of Directors of Apria Healthcare, Inc. From 1980 to 1985, Mr. Green was President and Chief Executive Officer of Yuma Management Corp. From 1972 to 1980, Mr. Green served as President and Chief Executive Officer of Quality Care, Inc.

         MATHEW S. BARRETT is a managing director of Oaktree Capital Management, LLC. Prior to joining Oaktree, from 1991 to April 1995, Mr. Barrett was Senior Vice President of TCW Asset Management Company.

                               CURRENT DIRECTORS

         STEPHEN N. BAUER, M.D., 47, has been a pathologist and a director and the President of Lieb and Paoletti Pathology Medical Group, Inc., Sacramento, California, since 1990. From 1979 to 1989 he was a pathologist employed by Diagnostic Pathology Medical Group, Inc. ("DPMG"), Sacramento, California. Pursuant to an agreement between DPMG and PCL he served as Chief Executive Officer of the Company in 1987. Dr. Bauer also is a trustee of The Mercy Foundation. Dr. Bauer was nominated to be a director by Mercy, and was selected pursuant to the Voting Agreement. Dr. Bauer has served as a director of the Company since April 1992, and will continue to serve until the Effective Date.

         NATHAN L. HEADLEY, 61, has been PCL's President and Chief Executive Officer since 1989. Mr. Headley has over 20 years of executive experience in the clinical laboratory industry. From 1976 until 1985, he held various positions with National Health Laboratories, serving as Executive Vice President from 1983 to 1985. Mr. Headley served as Senior Vice President for the Western Region of Roche Biomedical Laboratories from 1986 to 1987 and as Chief Operating Officer for Meris Laboratories from 1987 to 1989. Mr. Headley has served as a director of the Company since April 1992, and will continue to serve until the Effective Date.

         TODD A. MURRAY, 45, has been a partner in the law firm of Hefner, Stark & Marois since 1985 and has been its managing partner since 1994. Mr. Murray is Chairman of the Board of Trustees of Sutter Community Hospitals. Mr. Murray was nominated to be a director by SACC, and was selected pursuant to the Voting Agreement. Mr. Murray has served as a director of the Company since August 1994, and will continue to serve until the Effective Date.

         RAYMOND NELSON, 54, is Vice President for Business Development for Catholic Healthcare West, the sole corporate member of Mercy Healthcare Sacramento. From 1986 to 1989, he held various positions with Mercy General Hospital, Sacramento, California, serving as Executive Vice President and Chief Operating Officer from 1986 to 1987, Acting Chief Executive Officer from 1987 to 1988 and Chief Operating Officer from 1988 to 1990. Mr. Nelson is a director of the Northern California Regional Positron Emission Tomography Center. Mr. Nelson was nominated to be director by Mercy, and was selected pursuant to the Voting Agreement. Mr. Nelson has served as a director of the Company since April 1992, and will continue to serve until the Effective Date.

         NEIL L. PENNINGTON, 74, is self-employed as a technical consultant. Mr. Pennington served as Vice Chairman-Finance of the Sutter Health Board of Directors in 1993 and served as its Chairman from 1987 through 1992 and in 1995. He has served over fourteen years on the Board of Directors of Vallejo General Hospital (now Sutter Solano Medical Center), twelve years as an elected member of the Governing Board of the Vallejo City Unified School District and three years as Director of the Vallejo City Chamber of Commerce. Mr. Pennington was Vice President - Refinery Operations of C&H Sugar Company until February 1986. Mr. Pennington was nominated to be a director by SACC, and was selected pursuant to the Voting Agreement. Mr. Pennington has served as a director of the Company since July 1993, and will continue to serve until the Effective Date.





                                     III-1

         VINCENT H. SCHMITZ, 50, has been Senior Vice President and Chief Financial Officer of Mercy Healthcare Sacramento since 1987. From 1972 to 1987, he held various positions with Mercy Healthcare Bakersfield, Bakersfield, California, serving as Chief Financial Officer from 1973 to 1987. Mr. Schmitz is Chief Financial Officer of Mercy Senior Housing, Chief Financial Officer of Mercy Medical Foundation and a director and Chief Financial Officer of the Northern California Regional Positron Emission Tomography Center. Mr. Schmitz was nominated to be a director by Mercy, and was selected pursuant to the Voting Agreement. Mr. Schmitz has served as a director of the Company since April 1992, and will continue to serve until the Effective Date.

         DENNIS H. TOOTELIAN, 50, has been a Professor of Marketing at California State University, Sacramento since 1973 and is a partner in the University Consulting Group. Mr. Tootelian has been Director of the California State University, Sacramento Center of Management Services since 1992 and Director of the California State University, Sacramento Center for Small Business since 1975. He is also Chairman of the Board of Directors of Methodist Hospital of Sacramento and a director of Mercy Healthcare Sacramento and of Methodist. Mr. Tootelian was nominated to be a director by Methodist, and was selected pursuant to the Voting Agreement. Mr. Tootelian served as a director of the Company since August 1994, and resigned his position as a director of the Company effective October 8, 1996.

         JOHN R. WHEATON, 59, has been President of Mariposa Petroleum Company since 1990 and is also a director of Mariposa. Prior to that, he was Vice President and Chief Operating Officer of Dowdell Corporation from 1984 to 1989. Mr. Wheaton is also an Investment Executive for PaineWebber since 1995 and Member of the Board of Methodist Hospital Foundation of Sacramento. Mr. Wheaton is an Independent Director. Mr. Wheaton has served as a director of the Company since January 1993, and will continue to serve until the Effective Date.

         JOHN R. BURGIS, 58, has been Senior Vice President, Financial Services, and Chief Financial Officer of Catholic Healthcare West, San Francisco, California (an affiliate of Mercy), since 1987. Mr. Burgis is a Certified Public Accountant. From 1978 to 1987 he worked in various management and advisory capacities in the venture capital business. Mr. Burgis was nominated to be a director by Mercy, and was selected pursuant to the Voting Agreement. Mr. Burgis has served as a director of the Company since June 1995, and will continue to serve until the Effective Date.

         MICHAEL T. KUTZMAN, 47, has been in private practice as a lawyer in Auburn, California, since 1980, specializing in tax and corporate law. Mr. Kutzman is Vice-Chairman of the Board of Trustees of Auburn Faith Community Hospital (an affiliate of Sutter Health and SACC), and has served on the Board of Trustees of the Hospital since 1989. He serves on the Sutter/CHS Center-Placer County Advisory Board and has been its director since June 1, 1996. He has also served as Chairman of the Finance Committee and Governance Committee, and as a member of the Quality Review Committee and the Executive Committee, of the Hospital from June 1995 to June 1, 1996. Mr. Kutzman was nominated to be a director by SACC, and was selected pursuant to the Voting Agreement. Mr. Kutzman has served as a director of the Company since June 1995, and will continue to serve until the Effective Date.

         Following is a list, as of February 28, 1997, of the names and ages of the executive officers of the Company together with the date of their election to corporate office. There are no family relationships between the following officers of the Company, except as set forth below, nor are there any arrangements or understandings between any officer and any other person pursuant to which he was selected as an officer.





                                     III-2

                               EXECUTIVE OFFICERS

                                                   POSITION WITH THE                     OFFICER
              NAME             AGE                       COMPANY                          SINCE
---------------------------    ---       -------------------------------------  ------------------------
Nathan L. Headley               61        President, Chief Executive Officer          December 1989


J. Marvin Feigenbaum            46              Chief Operating Officer               November 1996


Richard M. Brooks               43              Senior Vice President,                January 1995
                                                Chief Financial Officer

Wayne E. Cottrell               47                  Vice President,                    April 1987
                                                        Finance

Nancy Frisco                    47                 Vice President,                     March 1994
                                                    General Manager

Joseph L.                       56              Senior Vice President,                November 1992
Gallagher (1)                                       General Manager

Robert P. Headley (2)           36                  Vice President,                  September 1993
                                                  Sales and Marketing


Taylor R.                       45                 Vice President,                    December 1989
McKeeman (3)                                     Laboratory Operations

David G. Shafer                 50                  Vice President,                   October 1987
                                                  Information Systems

_________________________

(1) Employment with the Company concluded effective November 15, 1996.
(2) Resigned effective February 13, 1997.
(3) Employment with the Company concluded effective December 6, 1996.

         Each of the officers listed above has served the Company and its subsidiaries in various executive capacities for the past five years except for Messrs. Feigenbaum, Brooks, Gallagher, R. Headley and Ms. Frisco. Mr. Brooks was formerly a consultant, providing services to various institutions relating to mergers and acquisitions, financing, and crisis management and interim management. Mr. Gallagher was formerly the General Manager of MetWest Laboratories for the Arizona Region. Mr. R. Headley was formerly a Division Manager of Astro Office Products, Inc., a subsidiary of Canon U.S.A. Nathan
Headley is the father of Robert Headley.   Ms. Frisco was formerly Chief
Operating Officer of Bio Diagnostics Laboratory in Torrance, California.





                                     III-3

         Mr. Feigenbaum also currently serves as Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of each of Nu-Tech and Analytical Biosystems Corp. ("ABC"), Nu-Tech's wholly-owned operating subsidiary. Mr. Feigenbaum was first elected to the Board of Directors of Nu-Tech in June 1994, at which time he was also elected to the Board of Directors of ABC and appointed Chief Executive Officer of Nu-Tech and of ABC. From August 1993 to June 1994, Mr. Feigenbaum served as a consultant to Nu-Tech, primarily with respect to Nu-Tech's business development and plans and programs relating to the marketing and exploitation of Nu-Tech's laboratory and medical testing services. From 1987 to June 1994, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry. He has over 20 years of experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum, from 1982 to mid-1987, served as Chairman, President and Chief Executive Officer of Temco Home Health Care Products, Inc., a durable medical equipment manufacturer. Mr. Feigenbaum presently serves as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corp., a publicly owned company engaged in the health care business, which is listed on the New York Stock Exchange. Pursuant to the Plan, Mr. Feigenbaum will serve as Chairman of the Board, President and Chief Executive Officer of the reorganized Company from and after the Effective Date.


                               FILING DISCLOSURE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in the ownership with the Securities and Exchange Commission and to furnish the Company with copies.

         Based upon its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.





                                     III-4

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                               CASH COMPENSATION

EXECUTIVE COMPENSATION. The following table sets forth compensation received for the three fiscal years ended February 28, 1997 by the Company's Chief Executive Officer, the four remaining most highly paid executive officers, other than the Chief Executive Officer, and one additional individual who would have been among the four most highly paid executive officers, other than the Chief Executive Officer, but for the fact that he was not serving as executive officers of the Company at the end of fiscal 1997 (collectively, the "Named Executives").

                                                SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                                                              --------------------------
                                                                                 Awards         Payouts
                                                                              ------------      -------

                                                ANNUAL COMPENSATION           Stock Option
 Name and                     Fiscal         -------------------------           Awards          LTIP         All other
 Principal Position            Year         SALARY           BONUS            (in shares)       Payouts      Compensation
 ------------------------------------------------------------------------------------------------------------------------
 Nathan L. Headley             1997          $440,481               $ -               -               -              -
 President, Chief              1996           408,260                 -               -               -              -
 Executive Officer             1995           410,468           281,456(1)       75,000(2)            -              -

 Richard Brooks                1997          $182,591               $ -               -               -              -
 Senior Vice                   1996           181,873                 -          10,000               -              -
 President                     1995                 -                 -          20,000               -              -

 Wayne Cottrell                1997          $142,564               $ -               -               -              -
 Vice President, Finance       1996           141,404                 -               -               -              -
                               1995           130,043            24,250          10,000(2)            -              -

 Nancy Frisco                  1997          $144,004               $ -               -               -              -
 Vice President, General       1996           143,198                 -               -               -              -
 Manager                       1995           114,527             9,975               -               -              -


 Robert P. Headley             1997          $170,053               $ -               -               -              -
 Vice President, Sales and     1996           180,034             8,320               -               -              -
 Marketing (3)                 1995           138,925            35,500          20,000(2)            -              -

 Taylor P. McKeeman            1997          $125,685               $ -               -               -              -
 Vice President, Laboratory    1996           175,555                 -               -               -              -
 Operations (4)                1995           155,888            22,200               _               -              -

 David G. Shafer               1997            94,997               $ -               -               -              -
 Vice President,               1996            98,194                 _               _               -              -
 Information Systems           1995           107,500            10,478               _               -              -
 ------------------------------------------------------------------------------------------------------------------------

(1) Of such amount, $233,000 will be credited against future bonus payments to Mr. Headley to be paid under the terms of his employment agreement. See "-- Employment Agreements and Arrangements."
(2) These amounts include options to purchase shares of Common Stock granted in November 1994, in the following amounts: Mr. N. Headley (75,000), Mr. R. Headley (10,000) and Mr. W. Cottrell (10,000). Such
         grants remain subject to Shareholder approval.
(3)      Resigned effective February 13, 1997.





                                     III-5

 (4)     Employment with the Company concluded as of December 6, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR


         During the 1997 fiscal year, the Company did not grant stock options to any of the Named Executives.

                        AGGREGATED OPTION EXERCISES AND
                       FISCAL YEAR-END OPTION VALUE TABLE

         Shown below is information with respect to the option exercises in fiscal 1997 and unexercised options to purchase Common Stock of the Company granted in fiscal 1997 and prior years to the Named Executives.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF           VALUE OF UNEXERCISED,
                                                                      UNEXERCISED              IN-THE-MONEY
                                                                       OPTIONS AT               OPTIONS AT
                                   SHARES ACQUIRED     VALUE      FISCAL YEAR-END (#)       FISCAL YEAR-END ($)
                                          ON          REALIZED        EXERCISABLE/             EXERCISABLE/
 NAME                                EXERCISE (#)       ($)         UNEXERCISABLE(1)           UNEXERCISABLE
 ---------------------------------------------------------------------------------------------------------------
 Nathan L. Headley (2)                    -              -             439,389/0                    0/0
 Richard M. Brooks                        -              -            8,000/22,000                  0/0
 Wayne E. Cottrell                        -              -            28,407/10,851                 0/0
 Nancy Frisco                             -              -            6,000/4,000                   0/0
 Robert P. Headley (3)                    -              -            8,000/12,000                  0/0
 Taylor P. McKeeman (4)                   -              -             29,178/7,296                 0/0
 David G. Shafer                          -              -            16,066/4,016                  0/0

________________

(1) These amounts include options to purchase shares of Common Stock granted in November 1994 in the following amounts: Mr. N. Headley (75,000), Mr. Cottrell (10,000) and Mr. R. Headley (10,000). Such grants remain subject to shareholder approval.

(2) The Board of Directors recommended Mr. Headley's options vest 100% on December 31, 1995 subject to shareholder approval.

(3) Resigned effective February 13, 1997.

(4) Employment with the Company concluded effective December 6, 1996.





                                     III-6

                      LONG-TERM INCENTIVE PLAN AWARD TABLE

         Shown below is information with respect to awards made under the Company's deferred compensation agreement with Nathan L. Headley. See "--Employment Agreements and Arrangements."


                  LONG-TERM INCENTIVE PLAN - ESTIMATED PAYOUTS
                     UNDER DEFERRED COMPENSATION AGREEMENTS

                                                               Performance                   Estimated Future Payouts
                                                                                 ----------------------------------------------
                                                 LTIP            Period
                            Name                Payouts       Until Payout
                                                                                 Threshold ($)      Target ($)      Maximum ($)
              Nathan L. Headley (1)               $0         March 1, 1993-            $0           $1,855,000      $1,855,000
                                                              March 1, 1999
-----------------

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


                           COMPENSATION OF DIRECTORS

         In fiscal year 1997, non-employee directors received a retainer fee of $16,000 per year, together with fees equal to $1,000 for each Board meeting and $500 for each committee meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors.


                     EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

         Nathan L. Headley entered into an amended and restated employment agreement with the Company for a term expiring on February 28, 1999, which provides for his employment as Chief Executive Officer. This agreement, as amended, provided for an initial base salary of $375,000 annually, subject to increases at the Company's discretion, and for annual bonuses (paid each fiscal quarter) as follows: 3% of pre-tax net profit if the pre-tax net profit for a fiscal year is less than or equal to $7,333,333; $220,000 plus 2% of pre-tax net profit in excess of $7,333,333 if pre-tax net profit is greater than $7,333,333 but less than or equal to $22,000,000; $440,000 plus 1% of pre-tax net profit if pre-tax net profit is greater than $22,000,000 but less than or equal to $66,000,000; and $660,000 if pre-tax net profit is greater than or equal to $66,000,000. The annual bonus, and quarterly payments, are reduced in the event that: (i) the Company fails for any quarter to meet budgeted pre-tax net profit, as established by the Board of Directors; or (ii) the Company fails for any quarter to meet performance objectives (relating to such areas as general administration, data processing, operations, etc.) for the quarter, as established by the Board of Directors. The agreement also provides that the Company will





                                     III-7
maintain a life insurance policy on Mr. Headley's life in the face amount of twice his base salary, with the beneficiaries of such policy to be designated by Mr. Headley. The Company may terminate the agreement before the end of its term upon occurrence of certain events which constitute termination "for cause," including if the pre-tax net profits and net revenues of the Company in each of two consecutive 12-month periods shall have increased less than 85% of the average pre-tax net profit and net revenue increases of comparable companies (or if the Company's pre-tax net profit and net revenue in such periods shall have decreased more than 85% of the average pre-tax net profit and net revenue decreases of comparable companies). The Company may also terminate the agreement without cause by providing severance pay equal to two times current base salary plus bonus for the four preceding quarterly periods. Mr. Headley also entered into a deferred compensation agreement with the Company effective March 1, 1992, pursuant to which a deferred compensation account in the amount of $1,855,000 was established for Mr. Headley which has vested or will vest at the rate of one-seventh on March 1 in each of the years 1993 through 1999. The vested portion in general may be applied only to offset the purchase price of the stock options granted to Mr. Headley. If, on any March 1 vesting date, the fair market value of the Company is determined to be less than $40 million, the vesting schedule is delayed by one year for each scheduled vesting date. Of the $281,456 bonus payment paid to Mr. Headley in fiscal year 1995, $233,000 will be credited against future bonus payments to be paid to Mr. Headley.

         Mr. Headley entered into a Separation Agreement with the Company on March 1, 1994 (the "Separation Agreement"). The Separation Agreement provides for certain payments to be made to Mr. Headley following his termination upon a "Change of Control" of the Company, subject to certain limitations. A Change of Control is defined to include: (i) a merger or consolidation when the holders of the Company's voting stock immediately prior to the merger or consolidation hold less than a majority of the voting stock, directly or indirectly, of the surviving corporation immediately after the merger or consolidation; (ii) any sale, lease, exchange, transfer of all, or substantially all, of the assets of the Company; and (iii) the approval by the Company's shareholders of a plan or proposal for the liquidation or dissolution of the Company. In the event of termination upon a Change of Control, the Separation Agreement provides that Mr. Headley will receive a separation payment, equal to the difference between 2.99 times Mr. Headley's salary and the amount determined to be "contingent upon a change of ownership or control," within the meaning of the Internal Revenue Code, arising from acceleration of stock options granted to Mr. Headley. Mr. Headley is further entitled to full benefit coverage under the Company's life insurance and health plans for a period of three years following a change of control. See "Item 12. Certain Relationships and Related Transactions," herein.

         Richard M. Brooks entered into an employment agreement with the Company for a term expiring on January 22, 2000, which provides for his employment as Senior Vice President and Chief Financial Officer. This agreement provided for an initial base salary of $175,000 annually, subject to increases at the Company's discretion, and for quarterly bonuses in an amount equal to 5% of base salary, 75% of which is payable if the Company meets certain financial projections approved by the Board of Directors for the applicable quarter, and 25% of which is payable based upon a performance evaluation by the Chief Executive Officer. This agreement also provided for the grant of options to Mr. Brooks to purchase 20,000 shares of the Company's Common Stock at an exercise price of $10.50 per share, to vest 20% per year over





                                     III-8
a five year period, and for the Company to request the Compensation Committee of the Board of Directors to grant the additional options to Mr. Brooks to purchase up to 10,000 shares of the Company's Common Stock upon the sixth and twelfth month anniversaries of his employment with the Company, pursuant to which Mr. Brooks was granted options to purchase an additional 10,000 shares of the Company's Common Stock, at an exercise price of $4.25 per share. The Company may terminate the agreement before the end of its term upon occurrence of certain events which constitute termination "for cause." In the event of termination of the agreement, Mr. Brooks shall be entitled to all accrued and unpaid salary, bonus, vacation and expenses under the agreement.

         J. Marvin Feigenbaum entered into an employment agreement (the "Feigenbaum Employment Agreement") with the Company effective as of November 8, 1996, which provides for his employment as Chief Operating Officer and Crisis Manager. The Company was obligated to enter into the Feigenbaum Employment Agreement pursuant to the Prepetition Termsheet, and execution of the Feigenbaum Employment Agreement was a condition to the availability of funds under the DIP Financing Facility. See "Item 1. Business --Recent Developments --Chapter 11 Reorganization," above. The term of the Feigenbaum Employment Agreement expires on the Effective Date, at which time, pursuant to the Plan, the reorganized Company will enter into the New Feigenbaum Employment Agreement (as herein defined), described below. The Feigenbaum Employment Agreement provides for an annual salary of $104,000 and reimbursement of reasonable out-of-pocket expenses. The Company may terminate the Feigenbaum Employment Agreement before the end of its term upon occurrence of certain events which constitute termination "for cause." In the event of termination of the agreement, Mr. Feigenbaum shall be entitled to all accrued and unpaid compensation (including expenses) under the agreement.

         The Plan provides that on the Effective Date, Mr. Feigenbaum will enter into a new employment agreement with the reorganized Company (the "New Feigenbaum Employment Agreement"), which will be a three-year employment agreement pursuant to which Mr. Feigenbaum will be retained as Chairman of the Board of Directors, Chief Executive Officer and President of the reorganized Company. Under the terms of the agreement, Mr. Feigenbaum will receive an annual salary of $104,000.00 for the first year of the agreement. The agreement also provides that Mr. Feigenbaum will receive options to purchase shares of New Common Stock.


                 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
                    PARTICIPATION IN COMPENSATION DECISIONS

         The Compensation Committee consists of three nonemployee directors. Currently, the members of the Compensation Committee are Dr. Bauer and Messrs. Nelson (Chairman) and Pennington. None of the executive officers of the Company serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of the Company.





                                     III-9

         Messrs. Nelson and Schmitz, directors of the Company, are each executive officers of Mercy. Mr. Kutzman, a director of the Company, is a member of the Board of Trustees of Auburn Faith Community Hospital, an affiliate of Sutter Health. Mr. Murray, a director of the Company, is a member of the Board of Trustees of Sutter Community Hospitals, an affiliate of Sutter Health and SACC. Mr. Burgis is an executive officer of Catholic Healthcare West, an affiliate of Mercy. Sutter Health and SACC, Mercy, and Methodist, as successor to Valley Health Care Corporation (collectively, the "Hospital Stockholders") currently own approximately 38.4%, 20.8% and 14.0%, respectively, of the outstanding shares of the Company's Common Stock. Hospitals affiliated with the Hospital Stockholders have contracts with the Company for provision of clinical laboratory testing services.















                                     III-10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, at May 15, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of the total number of outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Named Executives, and
(iv) all directors and officers of the Company, as a group.

                                                                                              AMOUNT AND
                                                                                                 NATURE                  PERCENT
                                                                                               BENEFICIAL                   OF
                                                                                            OWNERSHIP(1)(2)              CLASS(3)
                                                                                           ----------------             ---------
 BENEFICIAL OWNERS OF 5% OR MORE:
 Sutter Health(4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,893,714                    38.5%
 SACC(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,393,714                    23.0
 Mercy Healthcare Sacramento(5). . . . . . . . . . . . . . . . . . . . . . . . .               1,258,714                    21.0
 Methodist Hospital of Sacramento(6) . . . . . . . . . . . . . . . . . . . . . .                 845,809                    14.5
 Oppenheimer Management Corporation(7) . . . . . . . . . . . . . . . . . . . . .                 737,705                    12.3
 Donaldson, Lufkin & Jenrette Securities Corporation(8). . . . . . . . . . . . .                 678,589                    10.1
 OppenheimerFunds, Inc.(7) . . . . . . . . . . . . . . . . . . . . . . . . . . .                 655,738                     9.8
 FMR Corp.(9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 508,950                     7.8
 Oppenheimer Total Return Fund, Inc.(7). . . . . . . . . . . . . . . . . . . . .                 327,869                     5.5
 Oppenheimer Discovery Fund(7) . . . . . . . . . . . . . . . . . . . . . . . . .                 327,869                     5.5

 DIRECTORS:
 Stephen N. Bauer(10). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 260,687                     4.3
 John R. Burgis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       -                       -
 Nathan L. Headley(11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 439,389                     7.2
 Michael T. Kutzman  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       -                       -
 Todd A. Murray(12). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,333                       *
 Raymond Nelson(12). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,666                       *
 Neil L. Pennington(12). . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,667                       *
 Vincent Schmitz(12) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,667                       *
 John R. Wheaton(13) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7,267                       *

 NAMED EXECUTIVES OTHER THAN MR. HEADLEY:
 Richard M. Brooks(12) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,000                       *
 Wayne E. Cottrell(14) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  35,258                       *




                                     III-11

                                                                                           AMOUNT AND
                                                                                             NATURE                    PERCENT
                                                                                           BENEFICIAL                     OF
                                                                                        OWNERSHIP (1)(2)               CLASS (3)
                                                                                        ----------------               ---------
 Nancy Frisco (12) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,000                         *
 Robert P. Headley (12)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,000                         *
 Taylor P. McKeeman (12) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            36,483                         *
 David G. Shafer (12)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,082                         *
 DIRECTORS AND OFFICERS AS GROUP:
 -------------------------------
 All directors and officers
 as a group (15 persons) (15)  . . . . . . . . . . . . . . . . . . . . . . . . .           844,499                      13.9

___________________________
* - Less than one percent

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

(4) As of May 10, 1995 and June 10, 1995, the Company issued the Warrants to Sutter Health to purchase up to a total of 1,500,000 shares of Common Stock, which became exercisable for all such shares as of June 10, 1995. See "Item 12. Certain Relationships and Related Transactions -- Issuance of Warrants to Sutter Health." Sutter Health filed a Schedule 13D with the SEC for May 10, 1995 and Sutter Health filed a Schedule 13D with the SEC for June 22, 1995, both pursuant to the Exchange Act, reporting issuance of the Warrants and stating that Sutter Health is the sole corporate member of Sutter Ambulatory Care Corporation ("SACC"), which itself owns 1,393,714 shares of Common Stock. According to these filings, Sutter Health has the right to appoint all of the directors of SACC. As a result, Sutter Health owns beneficially a total of 2,893,714 shares of Common Stock, 1,500,000 shares for which it possesses sole voting power and sole dispositive power, and 1,393,714 shares for which it shares voting power and dispositive power with SACC. SACC owns beneficially 1,393,714 shares of Common Stock, with respect to none of which it possesses sole voting power and sole dispositive power, and with respect to 1,393,714 of which it shares voting power and dispositive power with Sutter Health. The power to dispose of and vote the shares of Common Stock held by Sutter Health resides with its Board of Directors as a group and not with any one individual. The Sutter Health Board of Directors is composed of Mr. Ralph Andersen, Ms. Mary Jane Armacost, Dr. Paul J. Feldstein, Mr. Kenni Friedman, Mr. Van Johnson, Mr. Lawrence G. Mohr, Jr., Mr. Dennis J. O'Connell,





                                     III-12

     Dr. Harold Ray, Mr. Steven H. Oliver, Mr. Michael A. Roosevelt, Mr. Toby Rosenblatt, Dr. Robert J. Swanson, and Ms. Annita Watson. All such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. The power to dispose of and to vote the shares of Common Stock held by SACC resides with its Board of Directors as a group and not with any one individual. The SACC Board of Directors is comprised of Mr. Pat Fry, Mr. Ralph Andersen, and Ms. Annita Watson. All of such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. The address for Sutter Health and SACC is One Capitol Mall, Suite 410, Sacramento, California 95814.

(5) The power to dispose of and to vote the shares of Common Stock held by Mercy Healthcare Sacramento ("Mercy") resides with its Board of Directors as a group and not with any one individual. The Board of Directors is comprised of Dr. Jose Abad, Mr. Alvan D. Arthur, Mr. Richard Koppes, Dr. Richard Heater, Ms. Adrienne Crowe, Sr. Eileen Enright, Dr. James Kiley, Ms. Eleanor Langpaap, Dr. William Hicks, Sister Bridget McCarthy, Dr. Tom March, Sister Patricia Mulderrig, Mr. Richard Keller, Dr. Queen Randall, Dr. Dennis Tootelian, Mr. Mark Lund and Mr. Larry Wilson. All of such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. Mercy is the sole corporate member of Methodist Hospital of Sacramento ("Methodist"). Methodist has the ability to select 3 of the 14 members of the Board of Directors of Mercy and Mercy has the ability to select 3 of the 16 members of the Board of Directors of Methodist and has approval rights regarding the remaining 13 directors. Mercy may be deemed to be the beneficial owner under the federal securities laws of shares of Common Stock held by Methodist. The address for Mercy is 10540 White Rock Road, Sacramento, California 95670.

(6) The power to dispose of and to vote the shares of Common Stock held by Methodist resides with its Board of Directors as a group and not with any one individual. The Board of Directors is comprised of Dr. Jose Abad, Mr. Gil Albiani, Mr. Alvan Arthur, Ms. Doreen T. Chan, Dr. John R. Cox, Dr. Richard DeFelice, Ms. Goldie Hall, Ms. Eleanor Langpaap, Dr. Leonard Lehr, Sister Bridget McCarthy, Dr. Queen Randall, Dr. Franklin Robinson, Mr. Robert J. Rose, Ms. Dana C. Smith, Dr. Dan L. Stewart, Dr. Dennis H. Tootelian and Dr. John Yen. All of such individuals thus may be deemed to have voting and dispositive power with respect to such shares. Such individuals disclaim beneficial ownership of such shares. The address for Methodist is 7500 Timberlake Way, Sacramento, California.

(7) OppenheimerFunds, Inc. ("OFI"), previously known as Oppenheimer Management Corporation ("OMC"), filed a Schedule 13G dated February 8, 1996 with the SEC pursuant to the Exchange Act. The Schedule 13G states that OFI owns beneficially 655,738 shares, with respect to none of which it has sole voting power, shared voting power as to no shares, sole dispositive power as to no shares and shared dispositive power as to 655,738 shares. Such shares are issuable upon conversion of the Company's Debentures. OMC, Oppenheimer Discovery Fund ("ODF"), and Oppenheimer Total Return Fund, Inc. ("OTR") filed a Schedule 13G dated February 10, 1995 with the SEC pursuant to the Exchange Act. The February 10, 1995 Schedule 13G states that OMC owns beneficially 737,705 shares of which it has sole voting power as to no shares, shared voting power as to no shares, sole dispositive power as to no shares and shared dispositive power as to 737,705 shares. Such shares are issuable upon conversion of the Company's Debentures. OMC disclaims beneficial ownership as to such shares. The
     Schedule 13G also states that ODF and OTR each own beneficially 327,869 shares of which they each have sole voting power as to 327,869 shares, shared voting power as to no shares, sole dispositive power as to no shares and shared dispositive power as to 327,869 shares. Such shares are issuable upon conversion of the Company's Debentures. The address for OFI, OMC, ODF and OTR is Two World Trade Center, New York, New York.

(8) AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle (collectively, "Mutuelles AXA"), AXA, and The Equitable Companies Incorporated jointly filed Schedule 13G, dated February 14, 1997, with the SEC pursuant to the Exchange Act. Mutuelles AXA, as a group, owns a majority interest in AXA. AXA owns a majority interest in The Equitable Companies Incorporated. The Schedule 13G states that Donaldson, Lufkin & Jenrette Securities Corporation, which is a subsidiary of the Equitable Companies Incorporated, beneficially





                                     III-13
     owns 678,589 shares of Common Stock, of which it has sole voting power as to 677,089 shares, shared voting power as to no shares, sole dispositive power as to 677,089 shares, and shared dispositive power as to 1,500 shares. Of such 678,589 shares, 677,047 shares are issuable upon conversion of Debentures owned beneficially by Donaldson, Lufkin & Jenrette Securities Corporation. Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle are located at 100-101 Terrasse Boieldieu 92042, Paris La Defense, France. AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle are located at 21, rue de Chateaudun, 75009 Paris, France. AXA Courtage Assurance Mutuelle is located at 26, rue Louis le Grand, 75002, Paris, France. AXA is located at 23, avenue Matignon, 75008, Paris, France. The Equitable Companies Incorporated is located at 787 Seventh Avenue, New York, New York, 10019.

(9) FMR Corp. ("FMR") filed a Schedule 13D dated November 21, 1996 with the SEC pursuant to the Exchange Act. The Schedule 13D states that FMR, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR, and Fidelity Management Trust Company ("FMTC"), a wholly-owned subsidiary of FMR, own beneficially 508,950 shares, of which FMR has sole voting power as to 508,950 shares, shared voting power as to no shares, sole dispositive power as to 508,950 shares and shared dispositive power as to no shares. Such shares are issuable upon conversion of Debentures owned beneficially by FMR through Fidelity. The principal offices of FMR, Fidelity and FMTC are located at 82 Devonshire Street, Boston, Massachusetts.

(10) Includes 6,667 shares issuable upon exercise of stock options. Dr. Bauer has sole voting power as to 219,020 shares, shared voting power as to 35,000 shares, sole dispositive power as to 219,020 shares and shared dispositive power as to 35,000 shares.

(11) Such shares are issuable upon exercise of stock options with approval of the Company's shareholders.

(12) Such shares are issuable upon exercise of stock options.

(13) Includes 6,667 shares issuable upon exercise of stock options.

(14) Includes 6,000 shares issuable upon exercise of stock options with approval of the Company's shareholders, and 29,258 shares upon exercise of stock options.

(15) Includes 354,654 shares issuable upon exercise of stock options.

         Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized Company.



                                     III-14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                VOTING AGREEMENT

         The Hospital Stockholders have entered into a Voting Agreement which extends to March 1, 2002 under which they have agreed that the Board of Directors of the Company shall consist of:

              -    Its Chief Executive Officer (currently Nathan L. Headley);

              - Two directors who are independent under standards established by the National Association of Securities Dealers for Nasdaq National Market System companies (which presently exclude officers and employees as well as individuals who have relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment) or by any stock exchange on which the Common Stock is listed and who are not employed by the Hospital Stockholders or any of their affiliates ("Independent Directors"); and

              - Eight directors agreed upon by the Hospital Stockholders in the manner described below ("Hospital Representatives").

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

         Of the Company's current directors, eight are Hospital Representatives. Dr. Bauer and Messrs. Burgis, Nelson and Schmitz were designated by Mercy, Mr. Tootelian (who resigned from the Board effective October 8, 1996) was designated by Methodist, and Messrs. Kutzman, Murray and Pennington were designated by SACC. Mr. Wheaton is an Independent Director, and one Independent Director seat remains vacant.

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


                     ISSUANCE OF WARRANTS TO SUTTER HEALTH

         On May 10, 1995, the Company entered into an agreement with Sutter Health whereby Sutter Health guaranteed $3.5 million of the Company's indebtedness to its lending syndicate (pursuant to the "Sutter Guaranty") in exchange for the issuance by the Company of warrants (the "Warrants") to purchase up to 1.5 million shares of the Company's Common Stock. Immediately prior to these transactions, SACC owned approximately 23.1% of the outstanding Common Stock. The Warrants provide for the right to purchase Common Stock prior to the Expiration Date (as defined below). Upon execution of the Guaranty, the Company issued a Warrant for the right to purchase up to 1.2 million shares (or approximately 19.9%) of the Common Stock outstanding in three tranches. The first tranche consists of the right to purchase 125,000 shares of Common Stock, which became exercisable upon execution of the Guaranty (May 10, 1995), at $4.2219 per share (70% of the Reference Value, as defined below). The second tranche consists of the right to purchase 687,500 additional shares of Common Stock, which also became exercisable on May 10, 1995, at $5.1266 per share (85% of the Reference Value). The third tranche consists of the right to purchase 387,500 additional shares of Common Stock, which became exercisable on June 10, 1995, also at $5.1266 per share (85% of the Reference Value).

         The Reference Value is defined as the lower of the average closing price per share of the Common Stock for the five trading days ending on May 9, 1995 ($7.25000) and the average closing price per share of the Common Stock for the twenty trading days beginning May 10,





                                     III-16

1995 ($6.03125). The Expiration Date is defined as the ninetieth day following the date that the Guaranty expires pursuant to its terms, which is the date on which all indebtedness and payment obligations under the Credit Agreement are satisfied.

         The Company issued a second Warrant to Sutter Health, covering the remaining shares, as of June 10, 1995. The second Warrant provides for the right to exercise, on terms identical to those of the third tranche of the first Warrant, of up to 300,000 additional shares of Common Stock.

         As more fully described above, holders of Warrants in the Company are classified in Class 9 of the Plan. Accordingly, holders of Warrants in the Company will not receive or retain any property on account of their Warrants under the Plan.

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

         On December 30, 1996, Sutter Health paid $3.5 million to Nu-Tech and the Senior Lenders in respect of the senior secured claims pursuant to the Sutter Guaranty, due to the fact that the Company was in default of the Credit Agreement. This payment reduced the amount of the senior secured claims to approximately $90.8 million.

                                  INDEBTEDNESS

         On October 31, 1990, the Company loaned Mr. Headley, the President and Chief Executive Officer of the Company, $50,000. The loan, which matured in October 1996, bears interest at 10% per annum. On October 4, 1993, the Company loaned Mr. Headley $150,000. The loan, which matured in October 1996, bears interest at 7% per annum. On April 28, 1994, the Company loaned Mr. Headley $150,000. The loan, which matured in October 1996, bears interest at 7% per annum. Mr. Headley is currently in default of his payment obligations under all of these loans. As of April 30, 1997, Mr. Headley remained indebted to the Company in the amount of $350,000. See "--Miscellaneous," below.


                                 MISCELLANEOUS

         The Company is in the process of negotiating an agreement with Nathan
L. Headley which would provide for Mr. Headley's resignation as President and Chief Executive Officer of the Company and his release of all present and future claims against the Company of the reorganized Company. However, definitive terms have not yet been reached as to any such agreement.

         J. Marvin Feigenbaum, the Company's Chief Operating Officer and the future Chairman of the Board, President and Chief Executive Officer of the reorganized Company, is the beneficial owner of approximately 13.8% of the issued and outstanding common stock of Nu-Tech, and also currently serves as Chairman of the Board of Directors, President, Chief Executive





                                     III-17

Officer and Chief Financial Officer of each of Nu-Tech and Analytical Biosystems Corp., Nu-Tech's wholly-owned operating subsidiary. Pursuant to the Plan, Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date). In addition, on February 26, 1997, the Company consummated the MSI Stock Purchase, whereby the Company acquired all issued and outstanding shares of MSI from Nu-Tech. See "Item 1. Business --Recent Developments --MSI Stock Purchase," above. In consideration for the Shares, the Company paid to Nu-Tech an aggregate amount in cash equal to $2,643,183.03. The Company also issued and delivered a Promissory Note to Nu-Tech in the principal amount of $5,000,000, pursuant to the Plan, the Promissory Note will be forgiven by Nu-Tech on the Effective Date, in exchange for which forgiveness Nu-Tech will acquire 17% of the New Common Stock. The aggregate consideration and other payments to be made in connection with the MSI Stock Purchase were arrived at pursuant to arms' length negotiations between the Company and Nu-Tech.

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

         Lieb and Paoletti Medical Group, Inc., a California professional corporation ("Lieb and Paoletti"), currently serves as Clinical Pathology Medical Director and Cytology Medical Director of certain of the Company's facilities. Dr. Stephen Bauer, a director of the Company, is the President of Lieb and Paoletti. During fiscal year 1997, the Company has made payments to Loeb and Paoletti in the aggregate amount of $83,333.00 for such medical director services.

         In June 1995, Tiger Creations, Inc. a company in which Cecilia Gallagher, the wife of Joseph T. Gallagher, formerly a Senior Vice President and General Manager of the Company, has a financial interest, entered into an arrangement to purchase certain vehicles from P.H.H.





                                     III-18

Vehicle Management Services. These vehicles, which had previously been leased by the Company and were surplus to the Company's needs, were purchased for the purpose of repairing and restoring the vehicles for resale. The aggregate purchase price paid by Tiger Creations, Inc. to P.H.H. Vehicle Management Services was $64,009.00 and the net profit to Tiger Creations, Inc. from the resale of such vehicles was approximately $2,750.00. Mr. Gallagher concluded his employment with the Company effective November 15, 1996.





                                     III-19

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                 PAGE

(a)      Financial Statements, Schedules and Exhibits.

         1.      Financial Statements included in Part II of this Annual
                 Report:

                 Report of Independent Auditors                                          II-22

                 Report of Independent Public Accountants                                II-23

                 Balance Sheets as of February 28 or 29, 1996 and 1997            II-24, II-25

                 Statements of Operations for years ended February 28 or 29,
                 1995, 1996, and 1997                                                    II-26

                 Statements of Cash Flows for years ended February 28 or 29,
                 1995, 1996 and 1997                                                     II-27


                 Statements of Changes in Shareholders' Equity (Deficit) for
                 years ended February 28 or 29, 1995, 1996 and 1997.                     II-28


                 Notes to Financial Statements                                   II-29 - II-57


         2. Financial Statement Schedules as of February 28, 1997 and for years ended February 28 or 29, 1995, 1996 and 1997, included in Part IV of this Annual Report:

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

         3.      Exhibits:

                 The exhibits to this Annual Report are listed in the Exhibit
                 Index beginning on page IV-6 of this Annual Report.


(b)      Reports on Form 8-K:

         During the quarter ended February 28, 1997, the Company filed a Current Report on Form 8-K on January 24, 1997 to report a change in the Company's certifying accountant. See "Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," herein.

         During the quarter ended February 28, 1997, the Company filed a current report on Form 8-K on March 13, 1997 to report the Company's purchase of all outstanding shares of stock of Medical Science Institute, Inc. ("MSI") from Nu-Tech Bio-Med, Inc. ("Nu-Tech") pursuant to an Agreement for Purchase and Sale of Stock, dated February 24, 1997, between the Company, MSI and Nu-Tech.

         The Company filed a current report on Form 8-K on June 6, 1997 to report the confirmation by the Bankruptcy Court of the Company's Second Amended Joint Plan of Reorganization of Physicians Clinical Laboratory and its Affiliated Debtors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 1997.

PHYSICIANS CLINICAL LABORATORY, INC.



By:  /s/ J. MARVIN FEIGENBAUM
     J. Marvin Feigenbaum
     Chief Operating Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                             Title                                  Date
                     ---------                                             -----                                  ----
     /s/ J. MARVIN FEIGENBAUM                                Chief Operating Officer (Principal               May 29, 1997
------------------------------------------                   Executive Officer)
                J. Marvin Feigenbaum


     /s/ RICHARD M. BROOKS                                   Senior Vice President and Chief                  May 29, 1997
------------------------------------------                   Financial Officer (Principal Financial
                 Richard M. Brooks                           Officer)



     /s/ WAYNE E. COTTRELL                                   Vice President, Finance (Principal               May 28, 1997
------------------------------------------                   Accounting Officer)
                 Wayne E. Cottrell



     /s/ JOHN R. BURGIS                                      Chairman of the Board of Directors               May 29, 1997
------------------------------------------
                   John R. Burgis


     /s/ STEPHEN N. BAUER                                    Director                                         May 28, 1997
------------------------------------------
                  Stephen N. Bauer



     /s/ NATHAN L. HEADLEY                                   Director                                         May 29, 1997
------------------------------------------
                 Nathan L. Headley


     /s/ TODD A. MURRAY                                      Director                                         May 28, 1997
------------------------------------------
                   Todd A. Murray



     /s/ RAYMOND NELSON                                      Director                                         May 28, 1997
------------------------------------------
                   Raymond Nelson



     /s/ NEIL L. PENNINGTON                                  Director                                         May 28, 1997
------------------------------------------
                 Neil L. Pennington

              /s/ VINCENT SCHMITZ                            Director                                         May 28, 1997
------------------------------------------
                  Vincent Schmitz




              /s/ JOHN R. WHEATON                            Director                                         May 29, 1997
------------------------------------------
                  John R. Wheaton




              /s/ MICHAEL T. KUTZMAN                         Director                                         May 28, 1997
------------------------------------------
                  Michael T. Kutzman

                      PHYSICIANS CLINICAL LABORATORY, INC.

                         FINANCIAL STATEMENT SCHEDULES


                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNT



                                            3/1/94              CHARGED                                                 2/28/95
                                          BEGINNING                TO                                                    ENDING
              DESCRIPTION                  BALANCE              EXPENSE            (WRITE-OFFS)        RECOVERIES       BALANCE
              -----------                  -------              -------            ------------        ----------       -------
              Allowance for doubtful
              accounts                      $607,341            $4,318,516         $(4,000,000)        $322,094         $603,763


                                            3/1/95              CHARGED                                                 2/29/96
                                          BEGINNING                TO                                                    ENDING
              DESCRIPTION                  BALANCE              EXPENSE            (WRITE-OFFS)        RECOVERIES       BALANCE
              -----------                  -------              -------            ------------        ----------       -------
              Allowance for doubtful
              accounts                      $603,763           $29,659,625        $(27,068,323)      $1,436,935       $4,632,000



                                              3/1/96               CHARGED                                              2/28/97
                                           BEGINNING                  TO                                                 ENDING
              DESCRIPTION                    BALANCE               EXPENSE         (WRITE-OFFS)      RECOVERIES         BALANCE
              -----------                    -------               -------         ------------      ----------         -------
              Allowance for doubtful
              accounts                    $4,632,000            $8,843,252        $(16,225,891)     $12,480,424       $9,729,785

                                 EXHIBIT INDEX


Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and incorporated herein by reference.

         EXHIBIT
           NO.                                    DESCRIPTION                                PAGE
         -------                                  -----------                                ----

         2.1      Agreement of Purchase and Sale of Assets among the Company,
                  CLSI, MetPath, Inc., California Regional Reference Laboratory,
                  DCL-CA and Redwood, dated as of February 28, 1994 (without exhibits and schedules; filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K for February 24, 1994 and incorporated herein by reference).

         2.2 Side-Letter, dated April 4, 1994, among the parties set forth in Exhibit 2.1 (without exhibits and schedules; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K for
                  April 4, 1994 and incorporated herein by reference).

         2.3      Agreement for Purchase and Sale of Stock, dated February 24,
                  1997, between the Company, Medical Science Institute, Inc. and
                  Nu-Tech Bio-Med, Inc. (without exhibits and schedules; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K for
                  March 13, 1997 and incorporated herein by reference).

         2.4      Second Amended Joint Plan of Reorganization of Physicians
                  Clinical Laboratory and its Affiliated Debtors filed with the Bankruptcy Court on February 7, 1997 (without exhibits; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K for
                  June 6, 1997 and incorporated herein by reference).

         2.5      Findings of Fact, Conclusions of Law and Order Confirming
                  Second Amended Plan of Reorganization of Physicians Clinical
                  Laboratory, Inc. and Its Affiliated Debtors, dated April 23,
                  1997 (filed as Exhibit 2.2 to the Company's Current Report on
                  Form 8-K for June 6, 1997 and incorporated herein by reference).

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

         4.1 Registration Rights Agreement, dated as of September 10, 1992, between the Company and Medical Group Pathology Laboratory,
                  Inc. (filed as Exhibit 10.24 to the Company's Registration
                  Statement on Form S-1 (File No. 33-50812) and incorporated herein by reference).


         4.2      Registration Rights Agreement between the Company and
                  Pathologist Clinical Laboratories of Glendale, Inc. (filed as
                  Exhibit 4.1 to the Company's Current Report on Form 8-K for
                  January 29, 1993 and incorporated herein by reference).

         4.3      Registration Rights Agreement between the Company and San
                  Joaquin Diagnostics Inc. (filed as Exhibit 4.2 to the
                  Company's Current Report on Form 8-K for January 29, 1993 and incorporated herein by reference).

         4.4      Indenture, dated as of August 24, 1993 among the Company,
                  Donaldson, Lufkin & Jenrette Securities Corporation and Smith
                  Barney Shearson Inc. (filed as Exhibit 4.4 to the Company's
                  Form S-3 Registration Statement (File No. 33-71374) and incorporated herein by reference).

         4.5 Registration Rights Agreement, dated as of August 24, 1993, among the Company, Donaldson, Lufkin & Jenrette Securities
                  Corporation and Smith Barney Shearson Inc. (filed as Exhibit
                  4.2 to the Company's Current Report on Form 8-K dated
                  September 9, 1993 and incorporated herein by reference).

         4.6      Credit Agreement, dated as of April 1, 1994, between the
                  Company and the Banks (incorporated by reference to Exhibit
                  4.1 of the Company's Current Report on Form 8-K for April 4,
                  1994) (without exhibits and schedules).

         4.7      First Amendment to Credit Agreement, dated as of July 28, 1994
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Current Report on Form 8-K for May 8, 1995) (without exhibits and schedules).

         4.8      Second Amendment to Credit Agreement, dated as of September
                  27, 1994 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K for May 8, 1995) (without exhibits and schedules).

         4.9      Third Amendment to Credit Agreement, dated as of May 10, 1995
                  (incorporated by reference to Exhibit 4.4 of the Company's
                  Current Report on Form 8-K for May 8, 1995) (without exhibits and schedules).

         4.10     Fourth Amendment to Credit Agreement, dated as of July 31,
                  1995 (incorporated by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended
                  February 28, 1995) (without exhibits and schedules).

         4.11     Fifth Amendment to Credit Agreement, dated as of February 20,
                  1996 (without exhibits and schedules; filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by reference).

         4.12 Guaranty, dated as of May 10, 1995, granted by Sutter Health to the Banks (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K for May 8, 1995).

         4.13     Form of Guaranty executed by Diagnostic Laboratories, Inc.,
                  Regional Reference Laboratory Governing Corporation, and
                  Quantum Clinical Laboratories, Inc., each a subsidiary corporation of the Company, and California Regional Reference
                  Laboratory, a limited partnership of which the Company is, indirectly, the sole general partner and limited partner
                  (incorporated by reference to Exhibit 4.6 of the Company's
                  Current Report on Form 8-K for May 8, 1995).

         4.14 Agreement, dated as of May 10, 1995, between the Company and Sutter Health (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K for May 8, 1995).

         4.15 Warrant W-001, dated as of May 10, 1995 (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K for May 8, 1995).

         4.16 Warrant W(A)-001, dated as of June 9, 1995 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K for July 14, 1995).

         4.17 Collateral and Security Agreement, dated as of April 1, 1994, among the Company, Wells Fargo Bank, National Association, as
                  Agent, and the Financial Institutions party thereto (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K for
                  April 4, 1994 and incorporated herein by reference).

         4.18 Guaranty and Security Agreement, dated as of April 1, 1994, among Diagnostic Laboratories, Inc., a California corporation,
                  Wells Fargo Bank, National Association, as Agent, and the financial institutions party thereto (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K for April 4, 1994 and incorporated herein by reference).

         4.19 Guaranty and Security Agreement, dated as of April 1, 1994, among Quantum Clinical Laboratories, Inc., a California corporation, Wells Fargo Bank, National Association, as Agent, and the financial institutions party thereto (filed as Exhibit
                  4.4 to the Company's Current Report on Form 8-K for April 4,
                  1994 and incorporated herein by reference).

         4.20 Guaranty and Security Agreement, dated as of April 1, 1994, among Regional Reference Laboratory Governing Corporation, a
                  California corporation, Wells Fargo Bank, National
                  Association, as Agent, and the financial institutions party thereto (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K for April 4, 1994 and incorporated herein by reference).

         4.21 Guaranty and Security Agreement, dated as of April 1, 1994, among California Regional Reference Laboratory Governing
                  Corporation, a California limited partnership, Wells Fargo
                  Bank, National Association, as Agent, and the financial institutions party thereto (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K for April 4, 1994 and incorporated herein by reference).

         4.22     Leasehold Deed of Trust, Assignment of Rents and Security
                  Agreement, dated as of April 1, 1994, by and among the Company, as trustor, First American Title Insurance Company, as trustee, and Wells Fargo Bank, National Association, as
                  Agent for the financial institutions party to the Credit
                  Agreement, as beneficiary related to leased property located at 1011 Rancho Conejo Boulevard, Newbury Park, California
                  (filed as Exhibit 4.7 to the Company's Current Report on Form
                  8-K for April 4, 1994 and incorporated herein by reference).

         4.23     Leasehold Deed of Trust, Assignment of Rents and Security
                  Agreement, dated as of April 1, 1994, by and among the Company, as trustor, First American Title Insurance Company, as trustee, and Wells Fargo Bank, National Association, as
                  Agent for the financial institutions party to the Credit
                  Agreement, as beneficiary related to leased property located at 2495 Natomas Park Drive, Suite 600, Sacramento, California
                  (filed as Exhibit 4.25 to the Company's Annual Report on Form
                  10-K for the Fiscal Year Ended February 28, 1995 and incorporated herein by reference).

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

         10.16 Technical Equipment Maintenance Management Agreement, dated as of January 12, 1996, among the Company and Maintenance
                  Management Corporation (filed as Exhibit 10.16 to the
                  Company's Annual Report on Form 10-K for the Fiscal Year Ended
                  February 29, 1996 and incorporated herein by reference).

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

         10.18 Amended and Restated 1990 Deferred Compensation Agreement dated March 1, 1992, between the Company and Nathan L. Headley
                  (filed as Exhibit 10.12 to the Company's Registration
                  Statement on Form S-1 (File No. 33- 50812) and incorporated herein by reference).

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

         10.21    Employment Agreement, dated September 8, 1995, between the
                  Company and Richard M. Brooks (filed as Exhibit 10.21 to the


                  Company's Annual Report on Form 10-K for the Fiscal Year
                  Ended February 29, 1996 and incorporated herein by reference).

         10.22    Employment Agreement between the Company and J. Marvin
                  Feigenbaum, dated as of November 7, 1996 (filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K for November
                  13, 1996 and incorporated herein by reference).

         12.1* Statement regarding calculation of ratios of earnings to fixed charges.

         21.1*    Subsidiaries of the Company.

         23.1*    Consent of Ernst & Young LLP.

         23.2*    Consent of Arthur Andersen LLP.

         99 Text of the Company's press release dated April 21, 1997 relating to the confirmation of the Company's Plan of Reorganization (attached as Exhibit 99 to the Company's
                  Current Report on Form 8-K for June 6, 1997).