Form 10-Q
period 1997-05-31
PHYSICIANS CLINICAL LABORATORY INC
filed 1997-11-14
CIK 890685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ending May 31, 1997

                         Commission File Number 0-20678


                      PHYSICIANS CLINICAL LABORATORY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Delaware                                          68-0280528
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                           Identification No.)


3301 C Street, Suite 100E, Sacramento, CA               95816
---------------------------------------------           ------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (916) 444-3500
                                                        ------------------------


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

                                Yes [ ]   No [X]

Number of shares of common stock outstanding as of June 23, 1997 was 6,071,419.

                                      INDEX



Part I.  FINANCIAL INFORMATION                                                   Page No.
                                                                                 --------
         Condensed Consolidated Balance Sheets as of May 31, 1997 and                3
         February 28, 1997

         Condensed Consolidated Statements of Operations for the three month         4
         ended May 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the three month         5
         ended May 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements                        6

         Management's Discussion and Analysis of Financial Condition and Results     17
         of Operations for the three months ended May 31, 1997 and 1996

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                   29

         Item 3. Defaults on Senior Securities                                       32

         Item 5. Other Information                                                   34

         Item 6. Exhibits and Reports on Form 8-K                                    35

SIGNATURES                                                                           38

                     PHYSICIANS CLINICAL LABORATORY, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MAY 31, 1997 AND FEBRUARY 28, 1997


                                                    May 31,              February 28,
                                                      1997                   1997
                                                 -------------          -------------
ASSETS                                            (unaudited)
CURRENT ASSETS:
   Cash                                          $     457,095          $     500,516
   Accounts receivable, net                         10,290,079              9,591,204
   Notes receivable                                    360,100                361,650
   Supplies inventory                                1,616,285              1,534,592
   Other current assets                                692,878              1,501,298
                                                 -------------          -------------
      Total current assets                          13,416,437             13,489,260
EQUIPMENT AND IMPROVEMENTS, net                     10,314,380             11,595,900
INTANGIBLE ASSETS, net                                       0                      0
OTHER ASSETS                                           675,357                686,855
                                                 -------------          -------------
      Total assets                               $  24,406,174          $  25,772,015
                                                 =============          =============

LIABILITIES & STOCKHOLDERS'
DEFICIT

CURRENT LIABILITIES:
   Debtor-in-Possession Borrowings               $   5,943,183          $   5,243,182
   Current Portion of Long Term Debt                   300,740                283,687
   Note payable to Related Party                     5,000,000              5,000,000
   Accounts payable                                  1,502,975              1,237,338
   Accrued payroll & other                          13,555,824              8,857,225
                                                 -------------          -------------
      Total current liabilities                     26,302,722             20,621,432
LONG-TERM DEBT                                         595,951                631,309
LIABILITIES SUBJECT TO COMPROMISE                  167,454,300            167,776,289
                                                 -------------          -------------
      Total liabilities                            194,352,973            189,029,030
STOCKHOLDERS' DEFICIT
   Common Stock                                         60,714                 60,714
   Paid-in capital                                  15,570,802             15,570,802
   Retained earnings (deficit)                    (185,578,315)          (178,888,531)
                                                 -------------          -------------
      Total stockholders' deficit                 (169,946,799)          (163,257,015)
   Total liabilities and stockholders' deficit   $  24,406,174          $  25,772,015
                                                 =============          =============


               The accompany notes are an integral part of these
                        condensed financial statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR-IN-POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996



                                             THREE MONTHS ENDED
                                                    MAY 31,
                                        -----------------------------
                                            1997             1996
NET REVENUE                             $ 17,714,841     $ 19,735,539
DIRECT LABORATORY COST                     6,860,158        6,401,713
                                        ------------     ------------
   Gross profit                           10,854,683       13,333,826
LABORATORY SUPPORT COST                    4,838,201        5,209,312
                                        ------------     ------------
   Laboratory profit                       6,016,482        8,124,514
OVERHEAD EXPENSE                           7,110,458        9,370,017
CREDIT RESTRUCTURING                       1,006,508                0
EXPENSE
                                        ------------     ------------
   Operating Income (Loss)                (2,100,484)      (1,245,503)
INTEREST EXPENSE AND OTHER,                4,588,111        3,752,317
net
INCOME TAXES                                       0                0
                                        ------------     ------------
   Net Income (Loss)                    ($ 6,688,595)    ($ 4,997,820)
                                        ============     ============
EARNINGS (LOSS) PER SHARE:
   Primary                                    ($1.10)          ($0.83)
   Fully Diluted                            N/A              N/A
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
   Primary                                 6,071,000        6,050,000
   Fully Diluted                            N/A              N/A


               The accompany notes are an integral part of these
                        condensed financial statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996


                                                                    1997            1996
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                               ($6,688,595)    ($4,997,820)
Adjustments to reconcile net loss to net cash provided by
operating activities

   Depreciation and amortization                                  1,281,486       2,481,449

   Provision for doubtful accounts                                1,166,512       1,390,009

   Changes in operating assets and liabilities

      (Increase) decrease in accounts receivable                 (1,863,836)     (3,297,058)

      Net decrease (increase) in inventories, prepaid
      costs and other assets                                        738,227         150,355

      (Decrease) increase in accounts payable and
      accrued expenses                                            4,641,056       4,282,472
                                                                -----------     -----------
Net cash provided by (used in) operating activities                (725,150)          9,407

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase of intangible assets in connection with                       --              --
acquisitions

Acquisition of equipment and leasehold improvements                      34        (109,047)
                                                                ------------    ------------
   Net cash provided by (used in) investing activities                   34        (109,047)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing on LOC and long term debt                                 700,000            --

Payments of principle on long term debt                             (18,305)       (234,275)

Proceeds from sale of capital stock                                    --            19,115
                                                                ------------    ------------
   Net cash provided by financing activities                        681,695        (215,160)
                                                                ------------    ------------
   Net increase (decrease) in cash and cash equivalents             (43,421)       (314,800)
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      500,516         391,815
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   457,095     $    77,015
                                                                ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

   Cash paid for interest                                       $         0     $         0
                                                                ------------    ------------
   Cash paid for income taxes                                   $         0     $         0
                                                                ------------    ------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   REORGANIZATION AND BASIS OF REPORTING

      On November 8, 1996 (the "Petition Date"), Physicians Clinical Laboratory, Inc., a debtor in possession ("PCL"), and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc. and California Regional Reference Laboratory (collectively, the "Debtors"), commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"). For purposes of this Report, unless otherwise referenced, the defined term "Company" shall apply to PCL and its consolidated group of subsidiaries.

      During the fiscal quarter ended May 31, 1997, the liquidity and operations of PCL continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest payments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

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

      Liabilities subject to compromise in the accompanying condensed consolidated balance sheets represent the Company's estimate of liabilities as of May 31, 1997, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. (See Note 4 - "Liabilities Subject to Compromise," herein).

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

      The principal business of the Company is to provide clinical laboratory services in the State of California. As of May 31, 1997, the Company operated two full service clinical laboratories consisting of one in Sacramento and one in Burbank, 16 "STAT" laboratories and approximately 188 patient service centers located in close proximity to referral sources throughout the Company's service areas. The Company is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for approximately 7300 office-based physicians/clients and as an independent clinical laboratory to acute hospital customers.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of PCL and its consolidated group of Debtor subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended February 28, 1998 ("Fiscal 1998"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended February 28, 1997 ("Fiscal 1997").

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

      Use of cash collateral would not have provided the Company with sufficient liquidity to sustain their operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into a Stipulation and Amended Stipulation: (1) Regarding Terms and Conditions of Use of Cash Collateral Pursuant to 11 U.S.C.
Section 363; (2) Regarding Terms and Conditions of Post-Petition Secured Financing from Senior Lenders Pursuant to 11 U.S.C. Section 364; (3) Validating Pre-Bankruptcy Liens, Security Interests and Claims; (4) Providing Adequate Protection; (5) Granting Post-Petition Liens and Security Interests; (6) Granting Claims Pursuant to 11 U.S.C. Sections 503 and 507(b); and (7)
Granting Relief from The Automatic Stay (the "DIP Financing Facility") with the Senior Lenders. The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the plan of reorganization as contemplated by the Prepetition Termsheet. (See Note 3 -"Prepetition Termsheet and Plan of Reorganization" herein). On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

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

      Section 5.2.4 of the Plan, more fully discussed below, contemplates that the reorganized Company may enter into an exit financing facility on or after the Effective Date (as herein defined) in an aggregate amount up to $10 million to be secured by accounts receivable of the reorganized Company and the proceeds thereof. Prior to the confirmation of the Company's plan of reorganization, more fully discussed below, the Company obtained a commitment for exit financing from Daiwa Securities America, Inc. ("Daiwa") to provide a working capital credit facility to the Company. On April 18, 1997, the Bankruptcy Court approved a commitment letter with Daiwa and authorized the Company to pay a $250,000 advisory fee to Daiwa. The Company has reached an agreement in principle with Daiwa to provide the reorganized Company with a post-Effective Date working capital facility, subject to certain conditions, of up to $10 million (the "Exit Financing Facility"). Negotiations between the Company and Daiwa with respect to the Exit Financing Facility are continuing.

(3)   PREPETITION TERMSHEET AND PLAN OF REORGANIZATION

      On November 7, 1996, the Company, the Senior Lenders and Nu-Tech entered into the Prepetition Termsheet. The willingness of Nu-Tech to invest new capital into the Company, and the willingness of the Senior Lenders to support a restructuring that provided value for the Company's unsecured creditors and shareholders, was subject to numerous conditions which, after lengthy negotiations, were agreed to by the Company in the Prepetition Termsheet. These conditions included: (a) the filing of a reorganization plan consistent with the Prepetition Termsheet by December 2, 1996, (b) the hiring of Nu-Tech's chief executive officer, J. Marvin Feigenbaum, as Chief Operating Officer of PCL, effective immediately prior to the Petition Date and (c) obtaining an order approving certain breakup fee and overbid protections for Nu-Tech within 60 days of the Petition Date. (see Note 5 - "Breakup/Overbid Protections," herein)

      To provide the Company with sufficient liquidity to operate its businesses during the Bankruptcy Cases, the Prepetition Termsheet required the Senior Lenders to provide the DIP Financing Facility. Funds for the DIP Financing Facility were obtained by the Senior Lenders from Nu-Tech, which purchased approximately $13.33 million of the Senior Lenders' claims against the Company for $10 million in cash, just prior to the Petition Date. Borrowings under the DIP Financing Facility will be forgiven under the plan of reorganization without any payment by the Company, provided that no event of default occurs and continues under the DIP Financing Facility. In such case, $10 million of Nu-

Tech's $15 million investment into the Debtors will have been made at the outset of the Bankruptcy Cases. The Company's plan of reorganization, as more fully discussed below, provides that on the effective date of the Company's plan of reorganization, the $5.0 million promissory note issued by PCL to Nu-Tech in connection with the MSI Stock Purchase will be forgiven, in exchange for which Nu-Tech will receive an additional 17% of the New Common Stock. (See Part II,
Item 5 - "Other Information," herein).

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

      In addition, it is anticipated that certain of the shareholders of the reorganized Company will enter into a shareholders agreement, pursuant to which the right of such shareholders to dispose of their shares in the reorganized Company will be restricted to (i) dispositions to successors in interest who agree to be bound by the shareholders agreement; (ii) dispositions under a registered public offering; (iii) dispositions to an affiliate of the transferring shareholder ("affiliate" defined as a person with the power to direct the management or a 10% beneficial owner of the reorganized Company); and
(iv) dispositions by Nu-Tech made solely in a pro rata distribution of securities to Nu-Tech's shareholder. Further, the shareholders will agree not to transfer any of their securities in the reorganized Company to any entity which owns 5% or more of an entity which conducts clinical or specialized laboratory services as its principal business.

      Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized Company. Additionally, the holders of the Common Stock of the Company will receive warrants to purchase 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of $13.30 per share. Because the Company currently has fewer than 300 shareholders, and because the reorganized Company will have fewer than 300 shareholders after the Effective Date, the Company has filed an application with the United States Securities and Exchange Commission to de-register its Common Stock under the Securities Exchange Act of 1934.

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

      The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to the execution of a shareholders agreement between Nu-Tech and certain of the Senior Lenders and the consummation of the Nu-Tech Stock Purchase by Nu-Tech and the reorganized Company.

      The foregoing description of the principal terms of the Plan is qualified in its entirety by the full text of such document, which is filed as Exhibit 2.1, hereto and incorporated herein by this reference. In addition, as described above, the Disclosure Statement relating to the Plan was mailed to holders of record of the Company's common stock on or about February 20, 1997.

(4)   LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At May 31, 1997, such amounts to the extent not paid, were included in accrued expenses and other payables for the period set forth below (amounts in millions of dollars):

            Long Term Debt                             $122.0
            Accounts Payable                             15.4
            Accrued Payroll & Other                      22.6
            Capitalized PSC Leases                        7.5
                                                        -----

            Total Liabilities Subject to Compromise    $167.5
                                                       ======

      Prior to the Petition Date, the Company was party to the Existing Lender Agreements. Under the Existing Lender Agreements, the Debtors were indebted to the Senior Lenders and Nu-Tech in the approximate amount of $94.3 million. In connection with the Third Amendment to the Credit Agreement, the lenders required the Company's guarantors to provide a guarantee of the Debtors' borrowings under the Credit Agreement in the amount of $3.5 million. On December 30, 1996, the Company's guarantors paid $3.5 million to Nu-Tech and the Senior Lenders in respect of the senior secured claims which thus reduced the amount of the senior secured claims to approximately $90.8 million. The Senior Lenders and Nu-Tech assert a security interest in substantially all of the assets of the Company and its subsidiaries. No payments of principal or interest were made by the Company under the Existing Loan Agreements from September 1995 to the Petition Date. Accordingly, the Company was in default under the Existing Lender Agreements beginning in September 1995.

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

(9)   RATIO OF EARNINGS TO FIXED CHARGES

      For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations. The Company's losses during each of the periods presented provide no coverage of fixed charges. The amount of the deficiency is $6,689,000 and $4,998,000 for the three months ended May 31, 1997 and 1996, respectively.

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

      During the fiscal quarter ended May 31, 1997, the liquidity and operations of the Company continued to be adversely affected by downward pressure on reimbursement reserves, billing system/process challenges and accounts receivable collection problems. As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest payments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

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

REGULATORY INVESTIGATION

      In April of 1997, the Company received a subpoena to furnish certain documents to the United States Department of Defense ("DOD") with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company has produced and will continue to produce documents in response to the DOD's subpoena. In late May 1997, the Company was notified that its Medicare and Medi-Cal billing practices also were undergoing review by the United States Department of Health and Human Services ("HHS"), and in early June of 1997, the Company received a subpoena to furnish certain documents to HHS in connection with such review. The Company is cooperating with DOD and HHS in such investigations. The Company has been advised that its billing practices are the subject of these investigations; the Company believes that these investigations may be similar to other investigations being conducted by DOD and HHS with respect to the billing practices of the clinical laboratory testing industry. There can be no assurance that the result of such investigations as they relate to the Company would not subject the Company to significant civil or criminal liability (which could include substantial fines, penalties or forfeitures, and mandatory or discretionary exclusion from participation in Medicare, Medi-Cal and other government funded healthcare programs), which could have a material adverse effect on the financial condition of the Company.

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

FISCAL QUARTER ENDED MAY 31, 1996 COMPARED TO FISCAL QUARTER ENDED MAY 31, 1997

      On February 26, 1997, the Company acquired Medical Science Institutes ("MSI") a clinical laboratory company located in southern California. MSI's revenue and expenses for the first quarter of Fiscal 1997-1998 are consolidated with the Company's.

      Net revenue fell from $19.7 million for the three months ended May 31, 1996 to $17.7 million for the three months ended May 31, 1997. Without MSI, the first fiscal quarter net revenue for the Company was $14.3 million. The revenue reduction is the result of the loss of customers and continued reductions in reimbursement from third party payers.

      Direct laboratory expense increased from $6.4 million to $6.9 million for the three months ended May 31, 1996 and 1997, respectively. Without MSI, the Company's direct laboratory expense for the period fell to $5.5 million. As a percentage of net revenue, direct laboratory expense increased from 32.4% to 38.7% for the fiscal quarters ended May 31, 1996 and 1997, respectively. Direct laboratory expense increased as a result of running two full service labs.

      Laboratory support cost fell from $5.2 million to $4.8 million for the fiscal quarters ended May 31, 1996 and 1997, respectively. Without MSI, the Company's laboratory support cost fell to $4.1 million for the fiscal quarter ended May 31, 1997. As a percentage of net revenue laboratory support expense increased from 26.4% for the fiscal quarter ended May 31, 1996 to 27.3% for the same period in Fiscal 1998. As accessions are reduced, the Company continues to reduce these expenses but the reduction in net revenues represented by reduced reimbursement rates outweighs such expense reduction.

      Selling, general and administrative expense fell from $5.4 million to $4.7 million for the fiscal quarters ended May 31, 1996 and 1997, respectively. Without MSI, the Company's selling, general and administrative expense fell to $3.8 million for the quarter ended May 31, 1997. As a percentage of net revenue, selling, general and administrative expenses fell from 27.9% for the fiscal quarter ended May 31, 1996 to 26.3% for the same period in Fiscal 1998. The Company continues to review these expenses and to make reductions when applicable.

      Provision for doubtful accounts fell from $1.4 million for the three month period ended May 31, 1996 to $1.2 million for the fiscal quarter ended May 31, 1997. Without MSI, the provisions for doubtful accounts for the three months ended May 31, 1997 was $1.0 million. The provision for doubtful accounts is based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

      Depreciation and amortization expense fell from $2.5 million to $1.3 million for the fiscal quarters ended May 31, 1996 and May 31, 1997, respectively. This drop in expense is the result of the Company's decision to write down to zero all intangible assets as of fiscal year ended February 28, 1997. Therefore, no amortization of intangible assets was recorded for the first fiscal quarter of Fiscal 1998.

      Operating loss grew from a loss of $1.2 million for the fiscal quarter ended May 31, 1996 to $2.1 million for the fiscal quarter ended May 31, 1997. Without MSI, the Company's operating loss for the fiscal quarter ended May 31, 1997 was $2.2 million.

      Interest expense grew from $3.8 million to $4.6 million for the fiscal quarters ended May 31, 1996 and 1997, respectively. The increase is related to penalties associated with defaults on existing loan balances and interest expense for the DIP Financing Facility.

      Net income decreased from a loss of $5.0 million for the three months ended May 31, 1996 to a loss of $6.7 million for the three months ended May 31, 1997. Without MSI, the Company's loss for the fiscal quarter ended May 31, 1997 was $6.8 million.

REORGANIZATION COSTS

      Reorganization costs includes all costs associated with the Bankruptcy Cases. Pursuant to the guidance provided in SOP90 -7, the Company segregated on its statement of operations for the three month period ended May 31, 1997 a one-time non-recurring expense related to the credit restructuring and preparations for the chapter 11 filing in the amount of $1,006,508 for professional consultants' fees and out-of-pocket expenses.

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

      On November 7, 1996, the Company, the Senior Lenders and Nu-Tech entered into the Prepetition Termsheet. The willingness of Nu-Tech to invest new capital into the Company, and the willingness of the Senior Lenders to support a restructuring that provided value for the Company's unsecured creditors and shareholders, was subject to numerous conditions which, after lengthy negotiations, were agreed to by the Company in the Prepetition Termsheet. These conditions included: (1) the filing of a reorganization plan consistent with the Prepetition Termsheet by December 2, 1996, (2) the hiring of Nu-Tech's chief executive officer, J. Marvin Feigenbaum, as Chief Operating Officer of PCL, effective immediately prior to the Petition Date and (3) obtaining an order approving certain breakup fee and overbid protections for Nu-Tech within 60 days of the Petition Date. (See Note 5 - "Breakup/Overbid Protections," herein).

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

      In addition, it is anticipated that certain of the shareholders of the Company will enter into a shareholders agreement, pursuant to which the right of such shareholders to dispose of their shares in the Company will be restricted to (i) dispositions to successors in interest who agree to be bound by the shareholders agreement, (ii) dispositions under a registered public offering,
(iii) dispositions to an affiliate of the transferring shareholder ("affiliate" defined as a person with the power to direct the management or a 10% beneficial owner of the Company) and (iv) dispositions by Nu-Tech made solely in a pro rate distribution of securities to Nu-Tech's shareholders. Further, the shareholders will agree not to transfer any of their securities in the Company to any entity which owns 5% or more of an entity which conducts clinical or specialized laboratory services as its principal business.

      Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized Company. Additionally, the holders of the Common Stock of the Company will receive warrants to purchase 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of 13.30 per share. Because the Company currently has fewer than 300 shareholders, and because the reorganized Company will have fewer than 300 shareholders after the Effective Date, the Company has filed an application with the United States Securities and Exchange Commission to de-register its Common Stock under the Securities Exchange Act of 1934.

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

      The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to the execution of a shareholders agreement between Nu-Tech and certain of the Senior Lenders and the consummation of the Nu-Tech Stock Purchase by Nu-Tech and the reorganized Company.

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

GENERAL

      As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the California laboratory operations of Damon, which it acquired in 1994, and, to a lesser extent, reductions in third-party payor reimbursement rates and effects and changes in the health care industry, the Company was unable to make interest payments due monthly under the Credit Agreement since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997 and June 30, 1997, each in the amount of $3.6 million.

In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 16, 1996, August 15, 1996 and February 17, 1997, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995, and as liabilities subject to compromise since filing for Chapter 11 protection.

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

      - Moving the Company's principal executive offices from its current location at 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and the Company will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises") and rejecting the Headquarters Lease. The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. The Company vacated the Headquarters in June 1997 and, on May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor. (See Part II, Item 1 - "Legal Proceedings," herein).

During and subsequent to the third quarter of Fiscal 1996, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab and the MSI Burbank facility into the Sacramento facility. As of August 1997, these efforts have resulted in labor and infrastructure eliminations yielding approximately $1.5 million per month in expense reductions. In addition, certain unprofitable patient service centers have been closed, certain unprofitable capitated contracts have been eliminated and certain courier routes have been restructured.

      Net cash flows from operating activities decreased from $9,000 in the first three months of Fiscal 1997 to ($725,000) for the same period in Fiscal 1998 principally as a result of greater operating losses.

      Cash flows from investing activities have been negative through the periods prior to the first three months of Fiscal 1998, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities fell from $109,000 for the first three months of Fiscal 1997 to $0 for the same period in Fiscal 1998. The decrease in cash used in investing activities in Fiscal 1998 is due to reduced acquisitions and reduced equipment and tenant improvement purchases.

      Cash flows from financing activities have reflected borrowings and repayments of long term debt. Cash provided by financing activities increased from ($215,000) for the three month period ended May 31, 1996 to $682,000 for the same period in Fiscal 1998. This increase in cash flows from financing activities is the result of increased borrowings over the period.

      As of May 31, 1997, the Company had approximately $133.8 million of indebtedness of which $40 million represents the Debentures; approximately $77.6 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $1.0 million is owed to vendors whose debt has been converted to notes payable; approximately $5.9 million is owed the Senior Lenders under the DIP Financing Facility in relation to the November 8, 1996 chapter 11 filing, which facility will be forgiven on the Effective Date; approximately $150,000 is owed to the City of Burbank as a redevelopment loan; approximately $1.5 million is owed under capital lease obligations; approximately $0.26 million is owed in taxes; and $5.0 million is owed to Nu-Tech for the purchase of MSI. All of such indebtedness (other than the $5.0 million owed to Nu-Tech) is currently in default. The Company currently has no resources to repay such indebtedness; however, the Plan provides that the Company will pay such liabilities, as compromised, after the Effective Date.

      The Company failed to make the interest payments due monthly under the Credit Agreement since September, 1995, each in the amount of approximately $660,000, (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997 and June 30, 1997 (each in the amount of $3.6 million). The Company has been in default since September of 1995 with respect to its secured indebtedness under the Credit Agreement.

      At May 31, 1997, the Company had approximately $457,000 in cash plus approximately $3.6 million under the DIP Financing Facility. In addition, after the Effective Date, the Plan contemplates the availability of up to $10.0 million under the Exit Financing Facility. As discussed above, the Company has reached an agreement in principle with Daiwa to provide the Company with the Exit Financing Facility, and negotiations with respect to the Exit Financing Facility are continuing. The Company's business does not generally require significant expenditures for property, plant and equipment. Expenditures related to such capital items were approximately 0.0% of net revenues for the three months ended May 31, 1997. As of May 31, 1997, the Company had no material commitments for capital expenditures.

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

                                  MAY 31, 1997


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

      Accordingly, on November 8, 1996, the Company and its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. (See "Liquidity and Capital Resources," above). Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan confirmed by the Bankruptcy Court on April 18, 1997.

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

      Prepetition Litigation

      As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997, there are several material pending legal proceedings against the Company. On June 20, 1996, an action was filed against the Company in the Superior Court of Sacramento under the caption Maintenance Management Corporation v. Physicians Clinical Laboratory, Inc., Case No. 96AS03171. This lawsuit relates to a management contract entered into by and between the Company and Maintenance Management Corporation ("MMC"), and alleges breach of contract and fraudulent and negligent misrepresentation. The complaint seeks compensatory damages in excess of $3.0 million, interest and expenses, as well as exemplary damages. Even notwithstanding the limitations on the Company's liability exposure resulting from the bankruptcy proceedings, as described above, the Company does not believe that either the merits of these claims, if any, justify the amount of damages sought, or that this lawsuit, if adversely determined, would have had a material adverse effect on the financial condition of the Company.

      There is a dispute pending between the Company and Medical Group Pathology Laboratory, Inc. ("MGPL"), the seller of the Santa Barbara facility which the Company acquired in 1992 (the "Acquisition"), relating to the payment obligations under the Agreement of Purchase and Sale of Assets between the Company and MGPL (the "MGPL Agreement"). On November 8, 1995, MGPL commenced an action (the "Litigation") against the Company in the Superior Court of the State of California, Santa Barbara County, captioned Medical Group Pathology Laboratory, Inc. v. Physicians Clinical Laboratory, Inc. (Case No. 210318). The complaint alleges breach of the promissory note executed by the Company in connection with the Acquisition and failure to pay amounts due thereunder equalling $1,169,505 plus interest and late fees, and seeks compensatory damages in the amount of sums allegedly due, in addition to unspecified general damages and attorney's fees. In December, 1995, a default was entered against the Company in the Litigation. The Company has no substantive defenses to the Litigation. The Company was able to have the default set aside before a judgment was entered in connection therewith. As of the Petition Date (at which time the Litigation was stayed), a standstill agreement with MGPL was in effect, pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to MGPL by the Company under the MGPL Agreement. As of May 31, 1997, the outstanding principal amount of the Note issued by the Company to MGPL in connection with the MGPL Agreement was $890,000.

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

      Regulatory Investigation

      In April of 1997, the Company received a subpoena to furnish certain documents to the United States Department of Defense ("DOD") with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company has produced and will continue to produce documents in response to the DOD's subpoena. In late May 1997, the Company was notified that its Medicare and Medi-Cal billing practices also were undergoing review by the United States Department of Health and Human Services ("HHS"), and in early June of 1997, the Company received a subpoena to furnish certain documents to HHS in connection with such review. The Company is cooperating with DOD and HHS in such investigations. The Company has been advised that its billing practices are the subject of these investigations; the Company believes that these investigations may be similar to other investigations being conducted by DOD and HHS with respect to the billing practices of the clinical laboratory testing industry. There can be no assurance that the result of such investigations as they relate to the Company would not subject the Company to significant civil or criminal liability (which could include substantial fines, penalties or forfeitures, and mandatory or discretionary exclusion from participation in Medicare, Medi-Cal and other government funded healthcare programs), which could have a material adverse effect on the financial condition of the Company.

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

      The Company failed to make interest payments due monthly since September 1995 under the Credit Agreement, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997 and
June 30, 1997 (each in the amount of $3.6 million). The Company also failed to make the remaining payment of $150,000 due on December 31, 1995 for the remainder of the restructure fee under the Third Amendment to the Credit Agreement.

      As of the date hereof, all of the lenders that were party to the Existing Lender Agreements have assigned to third parties their interests in the Company's debt obligations under the Credit Agreement. These third party assignees are the Senior Lenders (Oaktree Capital Management, LLC, The Copernicus Fund, L.P., DDJ Overseas Corp., Belmont Fund, L.P., Belmont Capital Partners II, L.P., and Cerberus Partners, L.P.). These assignments were made pursuant to terms and conditions that do not impact the nature of the Company's obligations arising out of the Credit Agreement or the existing defaults thereunder.

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

      Other Indebtedness

      Prior to the Petition Date, the Company engaged in negotiations with Pathologists' Clinical Laboratories of Glendale, Inc. ("PCL Partners") to amend its Agreement of Purchase and Sale of Assets relating to the purchase of the Company's Glendale facility, and that the Company is currently in default in the payment of its obligations under that agreement. As of May 31, 1997, the outstanding principal amount of the Note issued by the Company to Pathologists Clinical Laboratory of Glendale in connection with such purchase was approximately $1,485,000.

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

      Prior to the Petition Date, the Company was in negotiations with Medical Group Pathology Laboratory, Inc. to amend its Agreement of Purchase and Sale of Assets to resolve disputes relating to the purchase of the Company's Santa Barbara facility (the "MGPL Agreement"); however, the Company was unable to reach a successful compromise of such dispute, and the Company is currently in default in the payment of its obligations under the MGPL Agreement and the Note issued to MGPL by the Company in connection therewith. On November 7, 1995, Medical Group Pathology Laboratory, Inc. filed suit against the Company with respect to the Company's breach of its obligations under such Note, in connection with which a default was entered in favor of Medical Group Pathology Laboratory, Inc. (See "Item 1. Legal Proceedings"). The Company was able to have the default set aside before a judgement was entered in connection therewith, and on May 27, 1996, the Company entered into a 30-day standstill agreement with Medical Group Pathology Laboratory, Inc. pursuant to which the parties agreed to attempt in good faith to determine the precise amount owed to Medical Group Pathology Laboratory, Inc. by the Company under the MGPL Agreement. In August of 1996, in connection with the Company's sale of its Santa Barbara histology and cytology operations to an affiliate of Medical Group Pathology Laboratory, Inc., Medical Group Pathology Laboratory, Inc. and the Company entered into another standstill agreement, which standstill agreement had not expired as of the Petition Date. Accordingly, the lawsuit has been stayed. The Company has no substantive defenses to this lawsuit. As of May 31, 1997, the outstanding principal amount of the Note issued by the Company to Medical Group Pathology Laboratory, Inc. in connection with the MGPL Agreement was $890,000.

Item 5. Other Information

      MSI Stock Purchase

      On February 24, 1997, the Company entered into an Agreement for Purchase and Sale of Stock (the "MSI Stock Purchase Agreement") with Nu-Tech, whereby PCL acquired all issued and outstanding shares (the "Shares") of MSI from Nu-Tech, the beneficial and record owner of all issued and outstanding shares of MSI (the "MSI Stock Purchase"). The closing of the transactions contemplated by the MSI Stock Purchase Agreement (the "Closing") occurred on February 26, 1997.

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

      Board of Directors

      On the Effective Date, the terms of office of the current members of the Company's Board of Directors will cease. On and after the Effective Date, the following individuals will become members of the reorganized Company's Board of
Directors: Mr. J. Marvin Feigenbaum (Chairman), Mr. David Sterling, Mr. Leonard Green and Mr. Matthew Barrett. Pursuant to the terms of the Plan, the identity of the remaining initial Board member will be designated by the Senior Lenders.


Item 6. Exhibits and Reports on Form 8-K

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

      b. Reports on Form 8-K filed during the quarter ended May 31, 1997:

            The Company filed a current report on Form 8-K on March 13, 1997 to report the Company's purchase of all outstanding shares of stock of Medical Science Institute, Inc. ("MSI") from Nu-
            Tech Bio-Med, Inc. ("Nu-Tech") pursuant to an Agreement for

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

                                     PHYSICIANS CLINICAL LABORATORY, INC.
                                     (Registrant)



November 14, 1997                    /s/ J. Marvin Feigenbaum
                                     -----------------------------------
                                     J. Marvin Feigenbaum
                                     Chief Executive Officer



                                     /s/ Wayne E. Cottrell
                                     -----------------------------------
                                     Wayne E. Cottrell
                                     Vice President, Finance
                                     (Chief Accounting Officer)