Form 10-Q
period 1997-08-31
PHYSICIANS CLINICAL LABORATORY INC
filed 1997-11-14
CIK 890685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly Period Ending August 31, 1997

                         Commission File Number 0-20678


                      PHYSICIANS CLINICAL LABORATORY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     68-0280528
----------------------------------------------------         -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3301 C Street, Suite 100E, Sacramento, CA                    95816
----------------------------------------------------         -------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           (916) 444-3500
                                                             -------------------

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

                           Yes  [X]     No   [ ]

Number of shares of common stock outstanding as of November 14, 1997 was 2,500,000.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
Part I -- FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets
        as of August 31, 1997 and February 28, 1997..........................................3

        Condensed Consolidated Statements of Operations (Unaudited)
        for the Three and Six Months Ended August 31, 1997 and 1996..........................4

        Condensed Statements of Cash Flows (Unaudited)
        for the Six Months Ended ............................................................5

        Notes to Condensed Consolidated Financial Statements.................................6

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................................27

PART II -- OTHER INFORMATION................................................................37

        Item 1.  Legal Proceedings..........................................................37

        Item 6.  Exhibits and Reports on Form 8-K...........................................41

        Signatures..........................................................................44

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF AUGUST 31, 1997 AND FEBRUARY 28, 1997


                                                           August 31,          February 28,
                                                              1997                 1997
                                                          -------------       -------------
ASSETS
CURRENT ASSETS:
    Cash                                                  $     769,076       $     500,516
    Accounts receivable, net                                 11,755,327           9,591,204
    Notes receivable                                            359,400             361,650
    Supplies inventory                                        1,689,805           1,534,592
    Other current assets                                        829,513           1,501,298
                                                          -------------       -------------
        Total current assets                                 15,403,121          13,489,260
EQUIPMENT AND IMPROVEMENTS, net                               9,243,660          11,595,900
INTANGIBLE ASSETS, net                                                0                   0
OTHER ASSETS                                                    672,947             686,855
                                                          -------------       -------------
        Total assets                                      $  25,319,728       $  25,772,015
                                                          =============       =============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Debtor-in-Possession Borrowings                       $   8,243,183       $   5,243,182
    Current Portion of Long Term Debt                           270,025             283,687
    Note payable to Related Party                             5,000,000           5,000,000
    Accounts Payable                                          2,456,124           1,237,338
    Accrued Payroll & Other                                  18,379,580           8,857,225
                                                          -------------       -------------
        Total current liabilities                            34,348,912          20,621,432
LONG-TERM DEBT                                                  464,042             631,309
LIABILITIES SUBJECT TO COMPROMISE                           167,454,300         167,776,289
                                                          -------------       -------------
        Total liabilities                                   202,267,254         189,029,030
STOCKHOLDERS' DEFICIT
    Common Stock                                                 60,713              60,714
    Paid-in Capital                                          15,570,802          15,570,802
    Retained Earnings (deficit)                            (192,579,041)       (178,888,531)
                                                          -------------       -------------
        Total Stockholders' Deficit                        (176,947,526)       (163,257,015)
    Total Liabilities and Stockholders' Deficit           $  25,319,728       $  25,772,015
                                                          =============       =============

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR-IN-POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 1997 AND 1996


                                               Three Months Ended                     Six Months Ended
                                                    August 31,                            August 31,
                                         -------------------------------       -------------------------------
                                             1997               1996               1997               1996
NET REVENUE                              $ 16,745,854       $ 14,658,397       $ 34,460,695       $ 34,393,935
DIRECT LABORATORY COST                      6,685,435          5,673,112         13,545,589         12,074,822
                                         ------------       ------------       ------------       ------------
    Gross profit                           10,060,419          8,985,285         20,915,106         22,319,113
LABORATORY SUPPORT COST                     4,838,130          4,929,713          9,676,333         10,139,022
                                         ------------       ------------       ------------       ------------
    Laboratory profit                       5,222,289          4,055,572         11,238,773         12,180,091
OVERHEAD EXPENSE                            6,805,001          8,850,350         13,915,461         18,161,908
CREDIT RESTRUCTURING EXPENSE                  801,219            179,845          1,807,727            238,304
                                         ------------       ------------       ------------       ------------
    Operating income (Loss)                (2,383,931)        (4,974,623)        (4,484,415)        (6,220,121)
INTEREST EXPENSE AND OTHER, net             4,616,976          5,764,186          9,205,087          9,516,502
INCOME TAXES                                        0                  0                  0                  0
                                         ------------       ------------       ------------       ------------
    Net Income (Loss)                    $ (7,000,907)      $(10,738,809)      $(13,689,502)      $(15,736,623)
                                         ============       ============       ============       ============
EARNINGS PER SHARE
    Primary                              $      (1.15)      $      (1.77)      $      (2.25)      $      (2.60)
    Fully Diluted                                 N/A                N/A                N/A                N/A
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
    Primary                                 6,071,000          6,058,000          6,071,000          6,050,000
    Fully Diluted                                 N/A                N/A                N/A                N/A


              The accompanying notes are an integral part of these
                         condensed financial statements

                      PHYSICIANS CLINICAL LABORATORY, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                                       1997              1996
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                  $(13,689,502)      $(15,736,623)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities
    Depreciation and amortization                                     2,507,368          4,902,617
    Provision for doubtful accounts                                   2,332,655          2,374,388
    Write-down of tenant improvements related to abandoned
      southern California laboratory                                         --          1,804,082
    Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                   (4,496,777)        (2,219,906)
        Net decrease (increase) in inventories, prepaid
          costs and other assets                                        532,730            (30,060)
        (Decrease) increase in accounts payable and
          accrued expenses                                           10,418,144          8,096,029
                                                                   ------------       ------------
Net cash provided by (used in) operating activities                  (2,395,382)          (809,473)
CASH FLOWS FROM INVESTING ACTIVITIES:

Increase of intangible assets in connection with acquisitions                --                 --
Acquisition of equipment and leasehold improvements                    (155,128)          (119,346)
                                                                   ------------       ------------
    Net cash provided by (used in) investing activities                (155,128)          (119,346)
                                                                   ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under long term debt                                        3,000,000          1,138,423
Payments of principle on long term debt                                (180,930)          (568,558)
Proceeds from sale of capital stock                                          --             34,163
                                                                   ------------       ------------
    Net cash provided by financing activities                         2,819,070            604,028
                                                                   ------------       ------------
    Net increase (decrease) in cash and cash equivalents                268,560           (324,791)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          500,516            391,815
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    769,076       $     67,024
                                                                   ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid for interest                                         $          0       $          0
                                                                   ============       ============
    Cash paid for income taxes                                     $          0       $          0
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

        As previously disclosed, the Company had been in default since September 1995 with respect to principal and interest payments with respect to approximately $80.9 million of secured indebtedness. The Company had also been in default since September 1995 with respect to interest payments related to its $40 million 7.5% Convertible Subordinated Debentures due 2000 (the "Debentures") and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

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

        As a result of the efforts of the Company and DLJ, only one offer to make an investment in the Company surfaced that the Company believed was favorable to its creditors and shareholders. This offer was made by Nu-Tech Bio-Med, Inc. ("Nu-Tech") in conjunction with the Company's senior lenders, Oaktree Capital Management, LLC ("Oaktree"), The Copernicus Fund, L.P. ("Copernicus"), DDJ Overseas Corp. ("DDJ"), Belmont Fund, L.P. ("Belmont I"), Belmont Capital Partners, II, L.P. ("Belmont II) and Cerberus Partners, L.P. ("Cerberus") (collectively, the "Senior Lenders"). After months of negotiations, on November 7, 1996, the Company, Nu-Tech and the Senior Lenders entered into an agreement providing for a new investment of approximately $15 million into the Company and an overall restructuring of the Company's balance sheet (the "Prepetition Termsheet").

        The Prepetition Termsheet formed the basis for the Company's plan of reorganization (see Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein), and paved the way for the Company's chapter 11 filing, the restructuring of the Company's debt and the acquisition of a majority of the Company by Nu-Tech. Representatives of each of the respective Debtors determined that filing the chapter 11 petitions would best give the Debtors the needed time and flexibility to consummate the restructuring of the Company contemplated in the Prepetition Termsheet. The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on April 23, 1997. (See
Note 3 -"Prepetition Termsheet and Plan of Reorganization" herein) and became effective on October 3, 1997. (See Note 10 - "Effectiveness of the Plan of Reorganization" herein).

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

        On November 18, 1996, the United States Trustee appointed an official committee (the "Committee") of unsecured creditors pursuant to section 1102 of the Bankruptcy Code. The Committee has the right to review and object to certain business transactions and participated in the negotiation of the Company's plan of reorganization (see Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein). Under the Bankruptcy Code, the Company will be required to pay legal and other advisory fees of the Committee associated with the Bankruptcy Cases until the effective date of the Company's plan of reorganization.

        Liabilities subject to compromise in the accompanying condensed consolidated balance sheets represent the Company's estimate of liabilities as of August 31, 1997, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. (See Note 4 - "Liabilities Subject to Compromise," herein).

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

        The principal business of the Company is to provide clinical laboratory services in the State of California. As of November 3, 1997, the Company operated one full service clinical laboratory in Sacramento, 14 "STAT" laboratories and approximately 189 patient service centers located in close proximity to referral sources throughout the Company's service areas. The Company is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for approximately 7300 office-based physicians/clients and as an independent clinical laboratory to acute hospital customers.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of PCL and its consolidated group of Debtor subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended February 28, 1998 ("Fiscal 1998"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended February 28, 1997 ("Fiscal 1997").

(2)     CASH COLLATERAL, DEBTOR IN POSSESSION FINANCING AND EXIT FINANCING

        Critical to the Company's ability to restructure its businesses and to emerge from chapter 11 was its ability to maintain liquidity to meet operating needs during the Bankruptcy Cases. As a result of filing for chapter 11 protection, cash generated from services rendered prior to the Bankruptcy Cases is "cash collateral" of the Senior Lenders, pursuant to their security interests therein. Under the Bankruptcy Code, this cash collateral could not be used by the Company without the Senior Lenders' consent or Bankruptcy Court approval. Accordingly, and as contemplated by the Prepetition Termsheet, on November 12, 1996, the Bankruptcy Court entered an interim order and on December 3, 1996, the Bankruptcy Court entered a final order authorizing the Company to use cash collateral under specified conditions, as consented to by the Senior Lenders.

        Use of cash collateral would not have provided the Company with sufficient liquidity to sustain operations during the Bankruptcy Cases. Thus, to provide additional necessary liquidity, as contemplated by the Prepetition Termsheet, the Company entered into a Stipulation and Amended Stipulation: (1) Regarding Terms and Conditions of Use of Cash Collateral Pursuant to 11 U.S.C.
Section 363; (2) Regarding Terms and Conditions of Post-Petition Secured Financing from Senior Lenders Pursuant to 11 U.S.C. Section 364; (3) Validating Pre-Bankruptcy Liens, Security Interests and Claims; (4) Providing Adequate Protection; (5) Granting Post-Petition Liens and Security Interests; (6) Granting Claims Pursuant to 11 U.S.C. Sections 503 and 507(b); and (7) Granting Relief from The Automatic Stay (the "DIP Financing Facility") with the Senior Lenders. The DIP Financing Facility provided the Company with up to $9.8 million of borrowing capacity during the Bankruptcy Cases, for ordinary working capital purposes and to fund the plan of reorganization as contemplated by the Prepetition Termsheet. (See Note 3 -"Prepetition Termsheet and Plan of Reorganization" herein). On November 12, 1996, the Bankruptcy Court entered an interim order approving borrowings of up to $2.0 million under the DIP Financing Facility. On December 3, 1996, the Bankruptcy Court entered a final order approving all aspects of the DIP Financing Facility.

        Under the DIP Financing Facility, the Senior Lenders agreed to make loans to the Company in an aggregate principal amount not to exceed $9.8 million. The obligations of the Company under the DIP Financing Facility were secured by a first priority lien on and security interest in all of the Company's assets and are also allowed administrative expenses under the Bankruptcy Code, with priority over most administrative expenses of the kind specified in sections 503(b) and 507(b) of the Bankruptcy Code.

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

        Section 5.2.4 of the Plan contemplates that the reorganized Company may enter into an exit financing facility on or after the Effective Date (as herein defined) in an aggregate amount up to $10 million to be secured by accounts receivable of the reorganized Company and the proceeds thereof. Prior to the confirmation of the Company's plan of reorganization, more fully discussed below, the Company obtained a commitment for exit financing from Daiwa Securities America, Inc. ("Daiwa") to provide a working capital credit facility to the Company. On April 18, 1997, the Bankruptcy Court approved a commitment letter with Daiwa and authorized the Company to pay a $250,000 advisory fee to Daiwa.

        On September 30, 1997, the reorganized Company and its wholly owned subsidiary, Bio-Cypher Funding Corp. (the "Funding Corp.") entered into a $10 million healthcare receivables financial facility (the "Exit Financing Facility") with Daiwa. Under the Exit Financing Facility, the reorganized Company sells and contributes all of its healthcare accounts receivables to the Funding Corp., which in turn pledges such accounts receivable to Daiwa as collateral for revolving loans. The proceeds of such revolving loans are used to purchase the eligible accounts receivable from the reorganized Company. The reorganized Company then uses such funds to fund future operating and capital expenditures and to establish the future liquidity needed to operate its businesses.

        Under a Healthcare Receivables Purchase and Transfer Agreement, the reorganized Company sells and contributes all of its healthcare accounts receivables and related items to the Funding Corp. for a purchase price equal to 95% of the expected net value of those accounts receivable that meet certain eligibility requirements. The reorganized Company will also act as the servicer of such accounts receivable, continuing to conduct all billing and collection responsibilities. The Funding Corp. may replace the reorganized Company with a third-party servicer upon the occurrence of certain termination events.

        Under a Loan and Security Agreement, the Funding Corp. pledges the accounts receivable received from the reorganized Company to Daiwa as collateral for revolving loans. Daiwa makes revolving loans available to the Funding Corp. in an amount up to the lesser of (a) $10 million and (b) a borrowing base equal to 85% of the value of eligible accounts receivables, subject to certain adjustments. The Funding Corp. must pay interest on the outstanding balance of these revolving loans at an interest rate per annum equal to two percent in excess of the LIBOR Rate (as defined and calculated under the Loan and Security Agreement), which interest rate will increase by three percent after an event of default under the Loan and Security Agreement. The Funding Corp. must also pay to Daiwa a monthly non-utilization fee equal to one-half of a percent on the amount by which $10 million exceeds the outstanding balance of all revolving loans during the prior month.

        Both the Healthcare Receivables Purchase and Transfer Agreement and the Loan and Security Agreement contain representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. The Exit Financing Facility expires on September 30, 1999. (See Note 10 - "Effectiveness of the Plan of Reorganization - Daiwa Facility," herein).

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

        The Plan was confirmed by the Bankruptcy Court at a hearing on April 18, 1997. Accordingly, on April 23, 1997 (the "Confirmation Date"), the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming Second Amended Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Confirmation Order"). The Plan provides that each of the conditions to the Effective Date as defined herein, must be satisfied or waived as provided in the Plan by July 22, 1997, unless extended by the Bankruptcy Court as more fully described below. The "Effective Date" shall mean a business day, determined by the Company, after which all such conditions have been satisfied or waived. Moreover, the Company's shareholders and creditors voted to approve the Plan, and accordingly, the Voting Condition was satisfied.

        On the Effective Date, the Company will settle its obligations to its impaired creditors as follows: (A) Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date), and 17% of the New Common Stock in exchange for Nu-Tech's cancellation of a note executed by the Company in the principal amount of $5.0 million (the "Nu-Tech Stock Purchase") (which note comprised part of the purchase price paid by the Company to Nu-Tech in connection with the MSI Stock Purchase), (B) the Senior Lenders, which presently own an aggregate of approximately $80.0 million of secured debt, will receive $55.0 million in new senior secured debt and 38.1% of the New Common Stock, (C) the holders of the Debentures will receive 9.3% of the New Common Stock, (D) the Company's shareholders will receive warrants to purchase 5% of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price is based upon an implied enterprise value for the Company of $90.0 million, and
(E) the Company's remaining general unsecured creditors will receive a pro rata share of each of $2.45 million in cash and an unsecured note in the principal amount of $400,000 due on the first anniversary of the Effective Date, without interest. The Plan also provides that all of PCL's wholly-owned subsidiaries will be merged with and into PCL immediately prior to the Effective Date.

        Under the terms of the Plan, the Senior Lenders will receive, among other things, $55 million in Senior Secured Notes (the "New Senior Notes") to be issued by the reorganized Company. (See Note 10 - "Effectiveness of Plan of Reorganization," herein).

        The Company has also agreed that the reorganized Company will grant registration rights with respect to the New Common Stock and the New Senior Notes in substantially the forms hereinafter described. (See Note 10 - "Effectiveness of Plan of Reorganization," herein).

        In addition, certain of the shareholders of the reorganized Company will enter into a shareholders agreement, pursuant to which the right of such shareholders to dispose of their shares in the reorganized Company will be subject to certain restrictions. (See Note 10 - "Effectiveness of Plan of Reorganization," herein).

        Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized

Company. Additionally, the holders of the Common Stock of the Company will receive warrants to purchase 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of $13.30 per share. Because the Company currently has fewer than 300 shareholders, and because the reorganized Company will have fewer than 300 shareholders after the Effective Date, the Company filed an application with the United States Securities and Exchange Commission to de-register its Common Stock under the Securities Exchange Act of 1934. The de-registration became effective on October 5, 1997.

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

        The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to the execution of a shareholders agreement between Nu-Tech and certain of the Senior Lenders and the consummation of the Nu-Tech Stock Purchase by Nu-Tech and the reorganized Company. As discussed more fully herein (see Part II - "Regulatory Investigation," herein), consummation of the Plan and the occurrence of the Effective Date was delayed for some months pending the settlement of a government investigation which the Company became aware of subsequent to the Confirmation Date. As a result of this uncertainty, the Company received two extensions (until September 19, 1997 and September 30, 1997, respectively) of the date by which all conditions to the Effective Date had to be satisfied or waived under the Plan. All conditions to the Effective Date as required by the Plan were satisfied on September 30, 1997 and the Effective Date of the Plan occurred on October 3, 1997.

        The foregoing description of the principal terms of the Plan is qualified in its entirety by the full text of such document, which is filed as
Exhibit 2.1, hereto and incorporated herein by this reference.

(4)     LIABILITIES SUBJECT TO COMPROMISE

        Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At August 31, 1997, such amounts to the extent not paid, were included in accrued expenses and other payables for the period set forth below (amounts in millions of dollars):

               Long Term Debt                                   $  122.0
               Accounts Payable                                     15.4
               Accrued Payroll & Other                              22.6
               Capitalized PSC Leases                                7.5
                                                                --------
               Total Liabilities Subject to Compromise          $  167.5
                                                                ========

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

        On January 6, 1997, the Bankruptcy Court entered an order approving the Breakup and Overbid Protections, modified in certain respects from the provisions outlined in the Prepetition Termsheet. The Debtors received no offers to purchase their stock or assets from any entity other than as set forth in the Plan.

(6)     MANAGEMENT CHANGES

        During the pendency of the Bankruptcy Cases, as a condition to the availability of funds under the DIP Financing Facility and until the Effective Date of the Plan, J. Marvin Feigenbaum, Chief Executive Officer of Nu-Tech, was appointed as Chief Operating Officer of the Company. On November 7, 1996, the Company and Mr. Feigenbaum entered into an employment agreement, governing the terms of Mr. Feigenbaum's employment with the Company as Chief Operating Officer during this period. From and after the Petition Date, Mr. Feigenbaum has acted as Chief Operating Officer, reporting directly to the Debtors' Board of Directors.

        From and after the Effective Date, Mr. Feigenbaum will serve as the President and Chief Executive Officer of the reorganized Company. The reorganized Company and Mr. Feigenbaum entered into a new employment agreement, dated as of the Effective Date, governing the terms of Mr. Feigenbaum's employment from and after the Effective Date (see Note 10 - "Effectiveness of Plan of Reorganization," herein). Additionally, from and after the Effective Date, Wayne E. Cottrell will serve as Vice President, Finance. Mr. Cottrell currently holds this position.

(7)     BAR DATE, DISPUTE RESOLUTION PROCEDURE AND OTHER CLAIM MATTERS

        The Company filed schedules of assets and liabilities or statements of financial affairs as required by Bankruptcy Rule 1007 on December 19, 1996.

        On December 19, 1996, the Bankruptcy Court entered an order establishing January 31, 1997 as the deadline for creditors to file proofs of claim against the Debtors (the "Original Bar Date"). On April 3, 1997, the Bankruptcy Court entered an order establishing April 30, 1997 (the "Supplemental Bar Date") as the deadline for plaintiffs in certain lawsuits who did not receive notice of the Original Bar Date to file proofs of claim. The Company is engaged in the process of reviewing claims filed, comparing such claims to the Company's books and records and objecting to, or seeking to consensually resolve, disputed claims. Numerous claims that are disputed for various reasons have been or will be objected to by the Company pursuant to omnibus claims objections.

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

(9)     RATIO OF EARNINGS TO FIXED CHARGES

        For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations. The Company's losses during each of the periods presented provide no coverage of fixed charges. The amount of the deficiency is $13,690,000 and $15,737,000 for the three months ended August 31, 1997 and 1996, respectively.

(10)    EFFECTIVENESS OF THE PLAN OF REORGANIZATION

        As described more fully above, the Plan was confirmed by the Bankruptcy Court pursuant to section 1129 of the Bankruptcy Code on the Confirmation Date. By separate order, the Debtors' chapter 11 estates were substantively consolidated. Pursuant to the Plan, all conditions to the Effective Date of the Plan were to be satisfied or waived on or before July 22, 1997, unless such date was extended by the Court.

        In late May, 1997, PCL became aware of a subpoena it had received in April of 1997 to furnish certain documents to the United States Department of Defense with respect to PCL's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. In late May, 1997, PCL was also notified that its Medicare and MediCal billing practices were undergoing review by the Office of Inspector General of the United States Department of Health and Human Services ("HHS/OIG"), and in early June of 1997, PCL received a subpoena to furnish certain documents to HHS/OIG in connection with such review. Due to PCL's cooperation and negotiations with these government agencies, on July 24, 1997, the Court, on stipulation of the Proponents and the Committee, extended the date by which all conditions to the Effective Date had to be satisfied or waived pursuant to the Plan for 60 days to September 19, 1997, and stated that the terms and conditions of the Plan would continue in full force and effect. The Court thereafter extended such date for an additional 11 days until September 30, 1997.

        Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into the Company. On September 30, 1997, all conditions to the Effective Date in the Plan were satisfied. On October 3, 1997, the Effective Date was declared by the Company and the following actions occurred:

        The Old Common Stock of each Debtor, the Old Stock Options and the Old Warrants (collectively, the "Capital Stock"), the Existing Lender Agreements, that certain Indenture dated as of August 24, 1993 by and among PCL, Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Shearson, Inc., and all related agreements (collectively, the "Old Indenture") and the Debentures were deemed canceled and of no further force and effect. The Company amended and restated its Certificate of Incorporation in the State of Delaware, which is
Exhibit 3.1 hereto, and which authorized the issuance of 50,000,000 shares of common stock, par value $0.01 per share (the "New Common Stock"). The reorganized Company issued, inter alia, (i) 2,500,000 shares of New Common Stock, (ii) senior secured notes, in the principal amount of $55,000,000 and
(iii) warrants, exercisable within five years of the Effective Date, to purchase approximately 131,579 shares of New Common Stock to be issued and outstanding on the Effective Date, at an exercise price of $13.30 per share. In addition, the reorganized Company adopted Amended and Restated Bylaws effective as of September 30, 1997 (the "Bylaws"), which are Exhibit 3.2 hereto.

        The Company satisfied its obligations to its impaired creditors as follows: (A) Nu-Tech received 1,315,000 shares of New Common Stock, or approximately 52.6% of the authorized shares of the New Common Stock issued and outstanding on the Effective Date, constituting an estimated percentage recovery of 79.58% of its allowed claims; of those shares, 890,000 shares were in exchange for approximately $13.0 million in senior secured debt (which debt Nu-Tech purchased from the Senior Lenders just prior to the Petition Date); Nu-Tech also received an additional 425,000 shares in exchange for Nu-Tech's cancellation of the MSI Acquisition Note; (B) the Senior Lenders, which held an aggregate of approximately $80.0 million of secured debt, each received a pro rata share of $55.0 million in new senior secured notes and 952,500 shares of New Common Stock, which constitutes 38.1% of the amount of issued and outstanding New Common Stock, constituting an estimated percentage recovery of 84.37% of their aggregate allowed claims; (C) the holders of the Debentures each received a pro rata share of 232,500 shares of New Common Stock, which constitutes 9.3% of the amount of issued and outstanding New Common Stock, constituting an estimated percentage recovery of 5.9% of their aggregate allowed claims; (D) the Company's former shareholders will receive warrants to purchase 131,579 shares of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price is based upon an implied enterprise value for the Company of $90.0 million, and (E) each of the Company's general unsecured creditors received a pro rata share of $2.45 million in cash and an unsecured note in the principal amount of $400,000, constituting an estimated percentage recovery of 16.29% of their aggregate allowed claims. The holders of Old Stock Options and Old Warrants did not receive any distributions or property under the Plan.

        In addition, the reorganized Company entered into the following agreements: (A) the New Indenture, dated as of September 30, 1997 between the reorganized Company and First Trust National Association ("FTNA"), which is
Exhibit 4.1 hereto (the "Indenture"); (B) the Security Agreement, dated as of September 30, 1997, between the reorganized Company and FTNA, which is Exhibit
4.2 hereto; (C) the Pledge Agreement, dated as of September 30, 1997, between the reorganized Company and FTNA, which is Exhibit 4.3 hereto; (D) the Stockholders Agreement, dated as of September 30, 1997, by and among the reorganized Company, Nu-Tech, and Oaktree, which is Exhibit 4.6 hereto; (E) the Employment Agreement, made as of September 30, 1997, by and between the reorganized Company and J. Marvin Feigenbaum, which is Exhibit 10.1 hereto; (F) the Noncompetition Agreement, made as of September 30, 1997, by and among the reorganized Company and Nu-Tech, which is Exhibit 10.2 hereto; (G) the Warrant Agreement, dated as of September 30, 1997, between the reorganized Company and U.S. Trust Company of California, N.A., as warrant agent, which is Exhibit 4.7 hereto; (H) the Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997, which is Exhibit 4.8 hereto; (I) the Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security, dated September 30, 1997 and which is Exhibit 4.9 hereto; (J) the Loan and Security Agreement, dated as of September 30, 1997, between the Funding Corp., and Daiwa, which is Exhibit 4.10 hereto; and (K) the Depositary Agreement, dated as of September 30, 1997, among the reorganized Company, the Funding Corp., Daiwa, and Union Bank of California, N.A., which is Exhibit 4.11 hereto.

The Indenture

        The Indenture was entered into between the reorganized Company and FTNA in connection with the issuance of the reorganized Company's $55,000,000 Senior Secured Notes Due 2004. The original principal amount is $55,000,000 and the Notes will bear interest at the rate of either 10% per annum in cash or 12% per annum in kind, at the option of the reorganized Company, for the first two years after issuance. The reorganized Company may not make any interest payments in kind once a cash interest payment has been made pursuant to the Indenture. After two years, the Notes will bear interest at the rate of 11% per annum in cash, which rate will be increased by 1% per annum through maturity. Interest will be payable semi-annually. To the extent lawful, the reorganized Company will pay interest on overdue principal and overdue installments of interest at the rate of 1% per annum in excess of the then applicable interest rate on the Notes. The Notes will mature seven years after issuance.

        The Notes may be redeemed, at the reorganized Company's option, in whole or in part, upon not less than 30 or more than 60 days' notice, at a redemption price equal to 100% of the principal amount thereon, plus accrued and unpaid interest thereon through the applicable redemption date. Except with respect to certain repurchase obligations, the reorganized Company will not be obligated to make mandatory redemption or sinking fund payments with respect to the Notes. Upon the occurrence of a Change of Control (as defined in the Indenture), each noteholder shall have the right to require the reorganized Company to repurchase such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount of such Note, plus accrued and unpaid interest through the date of repurchase. When the aggregate amount of excess proceeds from any asset sale exceeds $5.0 million, the reorganized Company will be obligated to make an offer to repurchase the maximum principal amount of Notes that may be purchased with such Excess Proceeds at an offer price in cash equal to 100% of the principal amount of such Notes at maturity, plus accrued and unpaid interest.

"Excess Proceeds" means the net proceeds from any asset sale that have not been applied, at the reorganized Company's option, (a) to permanently reduce amounts outstanding under the Exit Financing Facility, or (b) to make an investment in a permitted business or certain permissible capital expenditures with respect to the acquisition of certain long term tangible assets. Upon consummation by the reorganized Company of an underwritten public offering of its capital stock, the reorganized Company shall be obligated to offer to purchase the maximum principal amount of Notes possible from the Equity Net Proceeds at an offer price in cash equal to 100% of the principal amount of such Notes at maturity, plus accrued and unpaid interest. "Equity Net Proceeds" means 35% of the net proceeds received by the reorganized Company from any such public offering of its capital stock.

        Payment of the Notes is secured by a first priority security interest in all existing and future assets of the reorganized Company including, without limitation, accounts, equipment, inventory, intellectual property (including patents, copyrights and trademarks), documents, instruments and any and all proceeds of the foregoing. Finally, as additional collateral for payment of the Notes, the reorganized Company pledged all of the capital stock of its now owned, or hereafter acquired, subsidiaries, for the benefit of the noteholders. Each of the Security Agreement and Pledge Agreement contains customary provisions regarding the preservation of collateral, defaults and remedies, as well as customary covenants, representations and warranties. Pursuant to an intercreditor agreement between the Trustee (on behalf of the noteholders) and Daiwa, the security interests granted to the Trustee in the reorganized Company's receivables will be subordinated to Daiwa, as the lender providing the Exit Financing Facility.

        Until the first two cash interest payments are made by the reorganized Company, the Indenture will contain covenants regarding minimum EBITDA (earnings before interest, taxes, depreciation and amortization), minimum tangible net worth, minimal EBITDA/interest expense coverage and certain restrictions on capital expenditures. The Indenture contains customary covenants, representations and warranties, as well as customary provisions regarding defaults, remedies and modifications. The Indenture is Exhibit 4.1 hereto.

The Warrant Agreement

        The reorganized Company has agreed to issue warrants (subject to adjustment as set forth below) for the purchase by warrant holders of an aggregate of 131,579 shares of New Common Stock in the reorganized Company, $.01 par value, which amount constitutes approximately 5% of the shares of the New Common Stock to be issued and outstanding immediately after the Effective Date of the Plan. Each warrant will entitle the holder thereof to acquire one share of New Common Stock at a price of $13.30 per share. The exercise price was derived based upon an assumed total enterprise value for the reorganized Company of $90 million. The warrants will be exercisable at any time from 9:00 a.m., New York City time, on the date of their issuance to 5:00 p.m., New York City time, on the fifth anniversary of the Effective Date of the Plan (the "Exercise Period"). Each warrant not exercised prior to the expiration of the Exercise Period will become void.

        The number and kind of securities purchasable upon the exercise of warrants and the exercise price therefor will be subject to adjustment upon the occurrence of certain events, including the issuance of New Common Stock or other shares of capital stock as a dividend or distribution on the New Common Stock; subdivisions, reclassifications and combinations of the New Common Stock; the issuance to all holders of New Common Stock of certain rights, options or warrants entitling them to subscribe for or purchase New Common Stock; the distribution to holders of New Common Stock of evidences of indebtedness or assets of the reorganized Company or any entity controlled by the reorganized Company (excluding cash dividends or cash distributions from consolidated earnings or surplus legally available for such dividends or distributions); the distribution to holders of New Common Stock of shares of capital stock of any entity controlled by the reorganized Company; the issuance of shares of New Common Stock for less consideration than the then-current market price of the New Common Stock; and the issuance of securities convertible into or exchangeable or exercisable for shares of New Common Stock or rights to subscribe for such securities, for a consolidation per share of New Common Stock deliverable on such conversion, exchange or exercise that is less than the then-current market price thereof (although that no adjustment in such shares or exercise price will be required in connection with the issuance of the New Common Stock, options, rights, warrants or other securities pursuant to the Plan, any plan adopted by the reorganized Company or any entity controlled by the reorganized Company for the benefit of employees or directors, or any share purchase rights plan adopted by the reorganized Company; the issuance of shares of New Common Stock or securities convertible into or exchangeable for shares of New Common Stock pursuant to an underwritten public offering satisfying specified criteria; sales of New Common Stock pursuant to a plan adopted by the reorganized Company for the reinvestment of dividends or interest; the issuance of shares of New Common Stock to shareholders of any corporation which is acquired by, merged into or made a part or subsidiary of the reorganized Company in an arm's-length transaction; or a change in the par value of the New Common Stock). Additionally, no adjustment will be required if in connection with any of the events otherwise giving rise to an adjustment the holders of the warrants receive such rights, securities or assets as such holders would have been entitled had the warrants been exercised immediately prior to such event, and no adjustment will be required unless such adjustment would require a change in the aggregate number of shares of New Common Stock issuable upon the hypothetical exercise of a warrant of at least 1% (but any adjustment requiring a change of less than 1% will be carried forward and taken into account in any subsequent adjustment).

        The reorganized Company and the warrant agent may from time to time supplement or amend the Warrant Agreement without the approval of any holder to cure, among other things, any ambiguity or to correct or supplement any provision or to comply with the requirements of any national securities exchange. Any other supplement or amendment to the Warrant Agreement may be made with the approval of the holders of a majority of the then outstanding warrants; provided, however, that any such amendment or supplement that (i) increases the exercise price; (ii) decreases the number of shares of New Common Stock issuable upon exercise of warrants; or (iii) shortens the Exercise Period requires the consent of each holder of a warrant affected thereby. The Warrant Agreement is
Exhibit 4.7 hereto.

The New Common Stock Registration Rights Agreement.

               After the earlier of: (a) thirty months from the date of the New Common Stock Registration Rights Agreement, or (b) six months after the date that the first registration statement filed by the reorganized Company with respect to shares of the New Common Stock in connection with an underwritten public offering is declared effective by the Commission, and continuing throughout the term of the New Common Stock Registration Rights Agreement, those shareholders (including Nu-Tech) holding at least a majority of the Registrable Securities (as defined therein) issued to the Senior Lenders and the Registrant under the Plan shall have the right to request the registration of such Registrable Securities (a "Demand"). The reorganized Company will then be required to file with the Commission, within 120 days after receiving notice of such Demand (such time period to be extended by the number of days that a Suspension Period may be in effect), a registration statement (a "Stock Registration Statement") on Form S-1 or Form S-3, if use of such a form is then available to cover resales of Registrable Securities. Such holders thereof must satisfy certain conditions relating to the provision of information in connection with any Stock Registration Statement. The reorganized Company will use commercially reasonable efforts to cause any Stock Registration Statement to be declared effective by the Commission within 180 days of such Demand.

                In the event that the reorganized Company defaults under its obligations with respect to the registration of the New Common Stock, under certain circumstances, the reorganized Company will be liable for liquidated damages for the period that such default continues. No liquidated damages will be payable with respect to any week commencing two years or more after the reorganized Company consummates a registered public offering of its equity securities.

               Under the New Common Stock Registration Rights Agreement, "Registrable Securities" means the New Common Stock acquired by persons pursuant to the Plan or acquired by their successors and permitted assigns in accordance with such agreement. The holders of the New Common Stock who are a party to the New Common Stock Registration Rights Agreement will have the right to make one Demand for the filing of a Stock Registration Statement.

               The New Common Stock Registration Rights Agreement contains a variety of other provisions applicable to a demand registration and will include certain limited provisions pertaining to a shelf registration. However, the provisions of the New Common Stock Registration Rights Agreement are for the exclusive benefit of the parties thereto. The reorganized Company is required to pay specified expenses in connection with such registration and is required to indemnify the selling stockholders against certain liabilities, including liabilities under the Securities Act. The registration rights provided for in the New Common Stock Registration Rights Agreement are transferable to permitted transferees of New Common Stock that comply with specified procedures. The New Common Stock Registration Rights Agreement is Exhibit 4.5 hereto.

The New Senior Notes Registration Rights Agreement.

               After a period of 15 months from the date of the New Senior Notes Registration Rights Agreement, and continuing throughout the term of the New Senior Notes Registration Rights Agreement, those Senior Lenders holding at least a majority of the Registrable Securities (as defined therein) issued to the Senior Lenders under the Plan shall have the right to make a Demand. The reorganized Company will then be required to file with the Commission within 120 days after receiving notice of such Demand (such time period to be extended by the number of days that a Suspension Period may be in effect), a registration statement (a "Note Registration Statement") on Form S-1 or Form S-3, if use of such a form is then available to cover resales of Registrable Securities. Such holders thereof must satisfy certain conditions relating to the provision of information in connection with any Note Registration Statement. The reorganized Company will use commercially reasonable efforts to cause any Note Registration Statement to be declared effective by the Commission within 180 days of such Demand.

               In the event that the reorganized Company defaults under its obligations with respect to the registration of the New Senior Notes, under certain circumstances, the reorganized Company will be liable for liquidated damages for the period that such default continues. No liquidated damages will be payable with respect to any week commencing two years or more after the reorganized Company consummates a registered public offering of its equity securities.

               Under the New Senior Notes Registration Rights Agreement, "Registrable Securities" means the New Senior Notes acquired by persons pursuant to the Plan or acquired by their successors and permitted assigns in accordance with such agreement. The holders of the New Senior Notes who are a party to the New Senior Notes Registration Rights Agreement will have the right to make one Demand for the filing of a Note Registration Statement.

               The New Senior Notes Registration Rights Agreement contains a variety of other provisions applicable to a demand registration and will include certain limited provisions pertaining to a shelf registration. However, the provisions of the New Senior Notes Registration Rights Agreement are for the exclusive benefit of the parties thereto. The reorganized Company is required to pay specified expenses in connection with such registration and is required to indemnify the selling stockholders against certain liabilities, including liabilities under the Securities Act. The registration rights provided for the New Senior Notes Registration Rights Agreement are transferable to permitted transferees of New Senior Notes that comply with specified procedures. The New Senior Notes Registration Rights Agreement is Exhibit 4.4 hereto.

The Stockholders Agreement

        On the Effective Date, Nu-Tech and Oaktree (collectively, the "Stockholders") and the reorganized Company entered into the Stockholders Agreement as of September 30, 1997. Following is a brief description of the substantive provisions of such agreement:

               (i) Transfer Restrictions. None of the shares of the New Common Stock or any securities exercisable for or convertible into the New Common Stock (the "Securities") held by the Stockholders may be transferred unless (A) the transferee shall deliver to the reorganized Company a written acknowledgment that the Securities are subject to the Stockholders Agreement; (B) such transfer shall be made pursuant to a public offering registered under the Securities Act and in accordance with applicable state law; (C) such transfer is made to an Affiliate of the transferring Stockholder; or (D) such transfer is made by Nu-Tech in a pro rata distribution of Securities to its stockholders. In addition, the Stockholders agree that they will not, without the prior written consent of the reorganized Company, transfer any shares of Common Stock to Cerberus or any entity which owns, directly or indirectly, 5% or more of the issued and outstanding equity securities of any entity that conducts clinical or specialized laboratory services as its principal business.

               (ii) Stockholder Share Purchase Rights. If the reorganized Company desires in good faith to issue or transfer the Securities, the reorganized Company shall deliver a written notice of the proposed transfer to each of Nu-Tech and Oaktree (the "Transfer Notice"), which notice shall contain a description of the proposed transaction and the terms thereof, and shall be accompanied by a copy of the bona fide third party written offer. If the reorganized Company receives authority from its Board of Directors, it may issue the Securities on the terms set forth in the Transfer Notice; subsequently (except in certain circumstances set forth in the Shareholders Agreement), the reorganized Company shall make the offer to sell to each Stockholder a pro rata portion of the Securities based upon such Stockholder's holdings of New Common Stock. Any Stockholder may, by written notice, accept such offer, in whole or in part, within thirty days after receipt of the offer.

               The reorganized Company's Certificate of Incorporation also provides certain shareholders with rights to acquire additional shares pro rata to their holdings if additional shares are issued or transferred by the reorganized Company. The terms of the Certificate of Incorporation are identical to those set forth in the Stockholders' Agreement, except that in addition to Nu-Tech and Oaktree, Belmont I, Belmont II, Copernicus, Gallileo Fund, L.P. ("Gallileo") and Cerberus, and all of their respective permitted transferees, are the beneficiaries of such purchase rights.

               (iii) Initial Board of Directors. The Initial Board of Directors, as specified in the Shareholders Agreement, is comprised of:

               Dr. Nathan Rubin
               Mr. J. Marvin Feigenbaum
               Mr. Matthew S. Barrett
               Mr. David Sterling
               Mr. William J. Begley

               (iv) Voting Agreement. On or after September 30, 1998, at the next annual or special meeting called for the purpose of electing directors, each Stockholder shall elect five members of the Board of Directors, of which two individuals shall be designated by OCM Administrative Services, L.L.C. or its designee ("OCM") (an affiliate of Oaktree) and three individuals shall be designated by Nu-Tech. If a director designated by OCM or Nu-Tech vacates such position for any reason prior to the expiration of his or her term, then OCM or Nu-Tech shall have the right to nominate a replacement so long as it continues to beneficially own the percentage of outstanding Securities specified in the Stockholders Agreement.

               (v) Corporate Governance. During such time as OCM has the right to designate Directors under the Stockholders Agreement, an affirmative vote of at least one Director who is appointed by OCM shall be required to: (A) authorize or propose to authorize any agreement of the reorganized Company other than issuances of securities pursuant to the Warrants, employee benefit plans, management incentive plans or employment agreements with officers of the reorganized Company; (B) issue, or propose to issue any capital stock; (C) modify or propose to modify the Certificate of Incorporation or the By-Laws of the reorganized Company; (D) directly or indirectly acquire or propose to acquire any of its capital stock, or any security exercisable or exchangeable for or convertible into any of its capital stock; (E) effect or propose to effect a recapitalization or reorganization of the reorganized Company in any form; (F) consolidate or merge, or propose to consolidate or merge, or transfer all or substantially all of the properties and assets of the reorganized Company; (G) incur, or cause any subsidiary of the reorganized Company to incur any indebtedness or other payment obligation out of the ordinary course of business (other than amounts borrowed pursuant to the Loan and Security Agreement), that exceeds $1,000,000 when aggregated with all other outstanding indebtedness of the reorganized Company and its subsidiaries; (H) make any Capital Expenditure that exceeds $1,000,000 when aggregated with all other Capital Expenditures in the immediately preceding twelve month period; or (I) modify the Employment Agreement (as defined below) or otherwise approve any compensation arrangement or other transaction for the benefit of Mr. Feigenbaum other than as provided in the Employment Agreement. The Stockholders Agreement is Exhibit 4.6 hereto.



The Certificate of Incorporation and the Bylaws

        The Certificate of Incorporation provides that the number of Directors shall be five, the Directors may be elected only at an annual meeting of Stockholders, and said election need not be by written ballot unless requested by the Chairman or by the majority stockholders. Vacancies on the Board will be filled solely by the majority of the remaining Directors then in office and Board Members elected in this manner will hold office until the next annual meeting and until his or her successor is elected and qualified. Any Director may be removed from office only at an annual or special meeting of the stockholders, the notice of which meeting states that the removal of a Director is among the purposes of the meeting, and with an affirmative vote of the holders of at least 66 2/3% of the voting stock. The Certificate of Incorporation provides that each Director, officer, employee or agent of the reorganized Company shall be indemnified by the reorganized Company to the full extent permitted by law, and will be entitled to advancement of expenses in connection therewith.

        The Bylaws of the reorganized Company provide, in general, that (i) subject to the Certificate of Incorporation, the number of Directors will be fixed within a specified range by a majority of the total number of the reorganized Company Directors then in office; (ii) the Directors in office from time to time will fill any newly created directorship or vacancy on the Board;
(iii) Directors may be removed only by the holders of at least 66 2/3% of the reorganized Company's voting stock; (iv) special meetings of stockholders may be called only by the Chairman of the Board or the Secretary of the reorganized Company within ten days of receipt of the written request of a majority of the total number of Directors of the reorganized Company that the reorganized Company would have if there were no vacancies, or the holders of record of at least 10% of the voting stock, and any such request must state the purpose or purposes of the proposed meeting; and subject to certain exceptions, the number of Directors of the reorganized Company that the reorganized Company would have if there were no vacancies, or the holders of record of at least 10% of the voting stock, and any such request must state the purpose or purposes of the proposed meeting; and subject to certain exceptions, the Board may postpone and reschedule any previously scheduled annual or special meeting of stockholders.

               The Bylaws also require that stockholders desiring to bring any business before an annual meeting of stockholders deliver written notice thereof to the Secretary of the reorganized Company not less than 50 days in advance of the meeting of stockholders; provided, however, that in the event that the date of the meeting is not publicly announced by the reorganized Company more than 60 days prior to the meeting, notice by the stockholder to be timely must be delivered to the Secretary of the reorganized Company not later than the close of business on the tenth day following the day on which such announcement of the date of the meeting was so communicated. The Bylaws further require that the notice by the stockholder set forth a description of the business to be brought before the meeting and the reasons for conducting such business at the meeting and certain information concerning the stockholder proposing such business at the meeting and the beneficial owner, if any, on whose behalf the proposal is made, including their names and addresses, the class and number of shares of the reorganized Company that are owned beneficially and of record by each of them and any material interest of either in the business proposed to be brought before the meeting.

        The Bylaws also provide that the terms of any Director who is also an officer of the reorganized Company will terminate automatically, without any further action on the part of the Board or such Director, upon the termination for any reason of such Director in his or her capacity as an officer of the reorganized Company.

        Under applicable provisions of the Delaware General Corporation Law, the approval of a Delaware company's board of directors, in addition to stockholder approval, is required to adopt any amendment to a company's certificate of incorporation, but a company's bylaws may be amended either by action of its stockholders or, if the company's certificate of incorporation so provides, its board of directors. However, the reorganized Company's Certificate and Bylaws provide that the provisions summarized above and certain other provisions, including those relating to the classification of the Board and nominating procedures, may not be amended by the stockholders nor may any provisions inconsistent therewith be adopted by the stockholders, without the affirmative vote of the holders of at least 75% of the company's voting stock, voting together as a single class. The Company's Certificate authorizes the Board to approve amendments to the Bylaws. Any amendment to the Bylaws relating to the automatic termination of any Director who is an officer upon termination of such officer would require the affirmative vote of the holders of at least 66 2/3% of the Directors then in office.

DAIWA FACILITY

        On September 30, 1997, the reorganized Company and its wholly owned subsidiary, the Funding Corp., entered into the Exit Financing Facility with Daiwa. Under the Exit Financing Facility, the reorganized Company sells and contributes all of its healthcare accounts receivables to the Funding Corp., which in turn pledges such accounts receivable to the Daiwa as collateral for revolving loans. The proceeds of such revolving loans are used to purchase the eligible accounts receivable from the reorganized Company. The reorganized Company then uses such funds to fund future operating and capital expenditures and to establish the future liquidity needed to operate its businesses.

        Under a Healthcare Receivables Purchase and Transfer Agreement, the reorganized Company sells and contributes all of its healthcare accounts receivables and related items to the Funding Corp. for a purchase price equal to 95% of the expected net value of those accounts receivable that meet certain eligibility requirements. The reorganized Company will also act as the servicer of such accounts receivable, continuing to conduct all billing and collection responsibilities. The Funding Corp. may replace the reorganized Company with a third-party servicer upon the occurrence of certain termination events.

        Under a Loan and Security Agreement, the Funding Corp. pledges the accounts receivable received from the reorganized Company to Daiwa as collateral for revolving loans. Daiwa makes revolving loans available to the Funding Corp. in an amount up to the lessor of (a) $10 million and (b) a borrowing base equal to 85% of the value of eligible accounts receivable, subject to certain adjustments. The Funding Corp. must pay interest on the outstanding balance of these revolving loans at an interest rate per annum equal to two percent in excess of the LIBOR Rate (as defined and calculated under the Loan and Security Agreement), which interest rate will increase by three percent after an event of default under the Loan and Security Agreement. The Funding Corp. must also pay to Daiwa a monthly non-utilization fee equal to one-half of a percent on the amount by which $10 million exceeds the outstanding balance of all revolving loans during the prior month.

        Both the Healthcare Receivables Purchase and Transfer Agreement and the Loan and Security Agreement contain representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. The Exit Financing Facility expires on September 30, 1999.

Employment Agreement

        On September 30, 1997, J. Marvin Feigenbaum, President and Chief Executive Officer of Registrant, entered into an Employment Agreement with the reorganized Company pursuant to which he is also to be employed as President and Chief Executive Officer and Chairman of the Board of the reorganized Company. The employment of Mr. Feigenbaum is for a term of three years at a base salary of $104,000 per annum through October 31, 1997, and $208,000 per annum thereafter. The reorganized Company is to provide Mr. Feigenbaum with health insurance to the extent not provided for under other employment arrangements, long term disability insurance, reimbursement for reasonable and necessary expenses incurred, and an automobile allowance of $500 per month relating to the use of an automobile while in the state of California, and certain travel and living expenses. Mr. Feigenbaum is also to be provided with a policy of term life insurance in the amount of $500,000. As part of his Employment Agreement with the reorganized Company, Mr. Feigenbaum is subject to certain non-disclosure provisions and a restrictive covenant which provide for the non-disclosure of trade secrets and confidential information of the reorganized Company and which information is not generally known. While employed by PCL, Mr. Feigenbaum may not become associated with another business which is directly involved in the provision of clinical laboratory services anywhere in the United States and, in the event of his termination of employment under certain circumstances, Mr. Feigenbaum is not to engage in any competitive act in the United States prior to September 30, 2001. In connection with his employment by the reorganized Company, The reorganized Company granted to Mr. Feigenbaum options to purchase 100,000 shares of the reorganized Company's common stock at an exercise price of $.25 per share and granted options to purchase an additional 100,000 shares of the reorganized Company's common stock at an exercise price of $5 per share, which latter 100,000 options vest and become exercisable based on the reorganized Company's performance for each of the years ended December 31, 1997, 1998 and 1999. Such Employment Agreement is Exhibit
10.1 hereto. On October 23, 1997, the Company's Board of Directors authorized an amendment to the Employment Agreement providing that all 200,000 options granted to Mr. Feigenbaum would be exercisable at $.25 per share without regard to the previously imposed performance conditions.

Non-Competition Agreement

        On September 30, 1997, Nu-Tech entered into a Non-Competition Agreement with the reorganized Company. The entry into this agreement was in connection with the purchase by reorganized Company of all of the shares of capital stock of Medical Science Institute, Inc., which were formerly owned by Nu-Tech. The Non-Competition Agreement provides that Nu-Tech will not, directly indirectly, engage in a business which is involved in the provision of clinical laboratory services in the United States during such time as Nu-Tech is the beneficial owner of 25% of the issued and outstanding shares of the reorganized Company; provided, however, that the specialized cancer or genetic diagnostic laboratory services shall not be deemed to be clinical laboratory services for the purposes of the Non-Competition Agreement. The Non-Competition Agreement is Exhibit 10.2 hereto.

(11)    REGULATORY INVESTIGATION

        In late May, 1997, PCL became aware of a subpoena it had received in April of 1997 to furnish certain documents to the United States Department of Defense with respect to PCL's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. In late May, 1997, PCL was also notified that its Medicare and MediCal billing practices were undergoing review by the Office of Inspector General of the United States Department of Health and Human Services ("HHS/OIG"), and in early June of 1997, PCL received a subpoena to furnish certain documents to HHS/OIG in connection with such review.

        The United States alleged that PCL submitted or caused to be submitted false and fraudulent claims for payment to the Medicare program ("Medicare"), Title XVIII of the Social Security Act, 42 U.S.C. ss.Section 1395-1395ddd, the MediCal Program, Title XIX of the Social Security Act and other federally funded health programs, for clinical laboratory services during the period from January 1, 1992 to July 18, 1997. During the course of its investigation, the Government revealed that its investigation was prompted by the filing of a qui tam action -- a whistleblower complaint -- by Taylor McKeeman (the "Relator"), a former officer of the Debtors, alleging that PCL violated the False Claims Act for certain actions detailed in the Complaint filed in the District Court for the Eastern District of California, in United States ex rel. Taylor McKeeman v. Physicians Clinical Laboratory, et al., CIV-S97-I005GEBGGH (the "Qui Tam Action").

        The United States also alleged certain claims and causes of action against PCL predicated upon the False Claims Act, 31 U.S.C. Sections 3729-3733, as amended; the Civil Monetary Penalties Law, 42 U.S.C. Section 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. Sections 3801-12; and the provisions for exclusion from the Medicare and State health care programs, 42 U.S.C. ss. 1320a-7(b), 42 U.S.C. Section 1320a-7a and 42 U.S.C. Section 1320a-7(d); as well as under common law theories for damages and penalties arising out of claims for reimbursement for clinical laboratory services (collectively, with the Qui Tam Action, the "Government Claims").

        PCL denied the respective allegations of the United States and the Relator. Nevertheless, PCL immediately recognized that the Government Claims were significant and would adversely affect the Debtors' ability, among other things, to satisfy all conditions to the Effective Date and to consummate the Plan.

        On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle the Government Claims. The final agreement (the "Federal Agreement") resolved the Government Claims on substantially the following terms. The following description of the terms and provisions of the Federal Agreement is a summary only, and is qualified in its entirety by the actual terms and conditions of the Federal Agreement, which is Exhibit 99.2 hereto.

               (1) PCL paid to the United States Government $200,000 18 days after the Court issued its order approving the Settlement Agreement (October 7, 1997); and will pay $1,800,000 in principal plus interest calculated at the Treasury Bill interest rate payable in equal monthly installments of $25,000 for six years;

               (2) PCL entered into a five-year corporate integrity agreement (the "Corporate Integrity Agreement") with the HHS/OIG, pursuant to which PCL will, among other requirements, set up and follow an internal corporate compliance plan with monitoring provided by an internal corporate compliance officer, provide proper training for its billing and marketing personnel, and fulfill various reporting requirements to HHS. The Corporate Integrity Agreement is Exhibit 99.3 hereto;

               (3) PCL and J. Marvin Feigenbaum were released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

               (4) The amounts owed to the United States will not be dischargeable in any bankruptcy; and

               (5) If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

        Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California (the "State") to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992 to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims (the "State Agreement"). The State Agreement resolved the claims on substantially the following terms. The following description of the terms and provisions of the State Agreement is a summary only, and is qualified in its entirety by the actual terms and conditions of the State Agreement, which is Exhibit 99.1 hereto.

               (1) PCL paid the State the sum of $100,000 22 days after the Court issued its order approving the Settlement Agreement (October 11). All of the terms of the Corporate Integrity Agreement executed by the Company and the United States Government are incorporated by reference and all of the terms therein are made applicable to the Settlement Agreement with the State;

               (2) The State released PCL and J. Marvin Feigenbaum from any civil or administrative monetary claim or cause of action that the California Department of Health Services had or may have had, and from any action seeking exclusion from the MediCal program with regard to the provision of an reimbursement for laboratory services under the MediCal program;

               (3) The State released PCL and Mr. Feigenbaum from any criminal liability for any conduct covered by the State Agreement; and

               (4) PCL will cooperate in any further investigation of individuals and entities not released by the State in the State Agreement.

On September 19, 1997, the Bankruptcy Court granted the Debtors' motion to approve the Federal Agreement and the State Agreement. The Bankruptcy Court's order became final on September 30, 1997.

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

        As previously disclosed, the Company has been in default since September 1995 with respect to principal and interest payments with respect to approximately $80.9 million of secured indebtedness. The Company has also been in default since September 1995 with respect to interest payments related to the Debentures and the Notes issued by the Company in connection with the acquisition of Medical Group Pathology Laboratory and Pathologists' Clinical Laboratories of Glendale, Inc.

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

        Accordingly, in June 1995, the Company retained DLJ to seek either a strategic transaction or a capital infusion for the Company. From June 1995 through the Petition Date, DLJ and the Company's Board of Directors engaged in discussions with numerous industry parties as well as financial institutions, with respect to a potential transaction or transactions that could provide the Company with sufficient liquidity to survive as a going concern.

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

        In late May, 1997, PCL became aware of a subpoena it had received in April of 1997 to furnish certain documents to the United States Department of Defense with respect to The reorganized Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. In late May, 1997, PCL was also notified that its Medicare and MediCal billing practices were undergoing review by the Office of Inspector General of the United States Department of Health and Human Services ("HHS/OIG"), and in early June of 1997, PCL received a subpoena to furnish certain documents to HHS/OIG in connection with such review. The regulatory investigation and the settlement agreements reached in connection therewith are summarized at Note 11 - "Regulatory Investigation," herein.

CONSOLIDATED RESULTS OF OPERATIONS

        The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The condensed consolidated financial statements do not include any of the adjustments to the assets or liabilities that may result from the outcome of the bankruptcy proceedings. The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, compliance, until the Effective Date, with the DIP Financing Facility, compliance, after the Effective Date, with the Exit Financing Facility and the ability to generate sufficient cash from operations.

THREE AND SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 31, 1997

        On February 26, 1997, the Company acquired Medical Science Institute ("MSI") a clinical laboratory company located in southern California. MSI's revenue and expenses for the first two quarters of fiscal year 1997-1998 are consolidated with the Company's. On July 1, 1997, the financial systems were merged, making the comparison of financial data segregating MSI's contributions impossible.

        Net revenue grew from $14.7 million for the fiscal quarter ended August 31, 1996 to $16.7 million for the same period ended August 31, 1997, and from $34.4 million for the six months ended August 31, 1996 to $34.5 million for the same period ended August 31, 1997. The increase is the results of the MSI acquisition.

        Direct laboratory expense increased from $5.7 million to $6.7 million and from $12.1 million to $13.5 million for the three and six month periods ended August 31, 1996 and 1997, respectively. As a percent of net revenue, direct laboratory expense increased from 38.7% to 39.9% and from 35.1% to 39.3% for the three and six month periods ended August 31, 1996 and 1997, respectively. This increase in expense is the result of the MSI acquisition. In August of 1997, the majority of the clinical testing and all of the information systems associated with MSI were consolidated into the Company's Sacramento operation.

        Laboratory support expense fell from $4.9 million to $4.8 million during the three month period ended August 31, 1996 and 1997 respectively and from $10.1 million to $9.7 million for the six month period ended August 31, 1996 and 1997 respectively. As a percent of net revenue, laboratory support expense fell from 33.6% to 28.9% and from 29.5% to 28.1% for the three and six month periods ended August 31, 1996 and 1997 respectively. The Company is reducing these expenses as a result of consolidation efforts associated with the MSI acquisition and through the elimination of unprofitable operations.

        Selling, general and administrative expense fell from $5.4 million to $4.4 million and from $10.9 million to $9.1 million for the three and six months ended August 31, 1996 and 1997 respectively. As a percentage of net revenue SG&A fell from 37.2% to 26.4% and from 31.7% to 26.3% for the three and six month periods ended August 31, 1996 and 1997, respectively. The Company continues to review these expenses and to make reductions when applicable.

        Provision for doubtful accounts increased from $984,000 for the three months ended August 31, 1996 to $1.2 million for the three months ended August 31, 1997 and decreased from $2.4 million to $2.3 million for the six months ended August 31, 1996 and 1997, respectively. The provision for doubtful accounts is based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

        Depreciation and amortization expense fell from $2.4 million to $1.2 million for the three months ended August 31, 1996 and 1997, respectively and from $4.9 million to $2.5 million for the six month periods ended August 31, 1996 and 1997, respectively. This drop in expense is the result of the Company's decision to write down to zero all intangible assets as of fiscal year ended February 28, 1997. Therefore, no amortization of intangible assets was recorded for the first half of Fiscal 1998.

        Operating loss decreased from a loss of $5.0 million to $2.4 million and from $6.2 million to $4.5 million for the three and six month periods ended August 31, 1996 and 1997, respectively.

        Interest expense decreased from $5.8 million to $4.6 million for the three months ended August 31, 1996 and 1997, respectively and from $9.5 million to $9.2 million for the six months ended August 31, 1996 and 1997, respectively. The reduction in expense is the result of an additional accrual in the second fiscal quarter of fiscal 1997 to provide for fees and penalties related to the former bank loans.

        Net income increased from a loss of $10.7 million to $7.0 million and from $15.7 million to $13.7 million for the three and six month periods ended August 31, 1996 and 1997, respectively.

REORGANIZATION COSTS

        Reorganization costs includes all costs associated with the Bankruptcy Cases. Pursuant to the guidance provided in SOP90 -7, the Company segregated on its statement of operations for the three month period ended August 31, 1997 a one-time non-recurring expense related to the Bankruptcy Cases in the amount of $801,219 for professional consultants' fees and out-of-pocket expenses incurred in connection therewith.

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

        On November 7, 1996, the Company, the Senior Lenders and Nu-Tech entered into the Prepetition Termsheet. The willingness of Nu-Tech to invest new capital into the Company, and the willingness of the Senior Lenders to support a restructuring that provided value for the Company's unsecured creditors and shareholders, was subject to numerous conditions which, after lengthy negotiations, were agreed to by the Company in the Prepetition Termsheet. These conditions included: (1) the filing of a reorganization plan consistent with the Prepetition Termsheet by December 2, 1996, (2) the hiring of Nu-Tech's chief executive officer, J. Marvin Feigenbaum, as Chief Operating Officer of PCL, effective immediately prior to the Petition Date and (3) obtaining an order approving certain break-up fee and overbid protections for Nu-Tech within 60 days of the Petition Date. (See Note 3 -- "Prepetition Termsheet and Plan of Reorganization," herein).

        On December 2, 1996, the Proponents filed a joint plan of reorganization with the Bankruptcy Court. The December 2 plan embodied certain changes to the economic terms contained in the Prepetition Termsheet, based upon negotiations with the Committee and certain orders entered by the Bankruptcy Court during the Bankruptcy Cases. On January 17, 1997, the Proponents filed an amended joint reorganization plan with the Bankruptcy Court, which contained certain amendments to the plan filed on December 2, 1996. On February 7, 1997, the Proponents filed the Plan with the Bankruptcy Court, which contained certain amendments to the plan filed on January 17, 1997. The Plan is jointly proposed by the Proponents.

        By order of the Bankruptcy Court entered February 14, 1997, the Disclosure Statement describing, among other things, the terms and conditions of the Plan was approved by the Bankruptcy Court as containing "adequate information" within the meaning of section 1125 of the Bankruptcy Code. On February 20, 1997, the Company began soliciting its shareholders and certain creditors to vote on the Plan by providing each with a Solicitation Package containing: (i) written notice of (a) the Bankruptcy Court's approval of the Disclosure Statement, (b) the commencement date of the confirmation hearing on the Plan, (c) the deadline and procedures for filing objections to confirmation of the Plan, and (d) other related issues; (ii) the Plan; (iii) the Disclosure Statement; (iv) a letter from the Committee soliciting acceptances of the Plan; and (v) a ballot and a ballot return envelope. February 11, 1997 was fixed by the Bankruptcy Court as the voting record date for purposes of determining creditors and equity security holders entitled to receive a Solicitation Package and to vote on the Plan, subject to the disallowance of such creditors' claims and equity holders' interests for voting purposes under certain circumstances.

        The Plan was confirmed by the Bankruptcy Court on the Confirmation Date. The Plan provides that each of the conditions to the Effective Date must be satisfied or waived as provided in the Plan by July 22, 1997, unless such date is extended by the Bankruptcy Court.

        On the Effective Date, the Company will settle its obligations to its impaired creditors as follows: (A) Nu-Tech will receive 35.6% of the New Common Stock in exchange for its holdings of approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition Date), and 17% of the New Common Stock in exchange for Nu-Tech's cancellation of a note executed by the Company in the principal amount of $5.0 million (which note comprised part of the purchase price paid by the Company to Nu-Tech in connection with the MSI Stock Purchase), (B) the Senior Lenders, which presently own an aggregate of approximately $80.0 million of secured debt, will receive $55.0 million in new senior secured debt and 38.1% of the New Common Stock, (C) the holders of the Debentures will receive 9.3% of the New Common Stock, (D) the Company's shareholders will receive warrants to purchase 5% of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price is based upon an implied enterprise value for the Company of $90.0 million, and (E) the Company's remaining general unsecured creditors will receive a pro rata share of each of $2.45 million in cash and an unsecured note in the principal amount of $400,000 due on the first anniversary of the Effective Date, without interest. The Plan also provides that all of PCL's wholly-owned subsidiaries will be merged with and into PCL immediately prior to the Effective Date of the Plan.

        Under the terms of the Plan, the Senior Lenders will receive, among other things, $55 million New Senior Notes to be issued by the reorganized Company. (See Note 10 - "Effectiveness of Plan of Reorganization," herein).

        The Company has also agreed to grant registration rights with respect to the New Common Stock and the New Senior Notes in substantially the forms described herein. (See Note 10 "Effectiveness of Plan of Reorganization," herein).

        In addition, it is anticipated that certain of the shareholders of the Company will enter into a shareholders agreement, pursuant to which the right of such shareholders to dispose of their shares in the Company will be subject to certain restrictions. (See Note 10 - "Effectiveness of Plan of Reorganization," herein).

        Under the terms of the Plan, Nu-Tech, the Senior Lenders and the holders of the Debentures will receive 52.6%, 38.1% and 9.3%, respectively, of the New Common Stock of the reorganized Company. Additionally, the holders of the Common Stock of the Company will receive warrants to purchase 5% of the New Common Stock to be issued and outstanding immediately after the Effective Date, on a fully diluted basis, at the price of 13.30 per share. Because the Company currently has fewer than 300 shareholders, and because the reorganized Company will have fewer than 300 shareholders after the Effective Date, the Company filed an application with the United States Securities and Exchange Commission to de-register its Common Stock under the Securities Exchange Act of 1934. The de-registration became effective on October 5, 1997.

        On April 18, 1997, the Bankruptcy Court granted the Company's request to substantively consolidate the Bankruptcy Cases into a single chapter 11 case for purposes of the Plan and the distribution provisions thereunder. (See Note 3 - "Prepetition Termsheet and Plan of Reorganization," herein). The Plan provides for the substantive consolidation of the estates, so that the assets and liabilities of the Debtors are treated as if the assets were held by, and the liabilities incurred by, a single entity.

        The effectiveness of the Plan is subject to certain conditions set forth in the Plan, including, but not limited to the execution of a shareholders agreement between Nu-Tech and certain of the Senior Lenders and the consummation of the Nu-Tech Stock Purchase by Nu-Tech and the reorganized Company. As discussed more fully herein (see Part II -- "Regulatory Investigation," herein), consummation of the Plan and the occurrence of the Effective Date was delayed for some months pending the settlement of a Government investigation which the Company became aware of subsequent to the Confirmation Date. As a result of this uncertainty, the Company received two extensions (until September 19, 1997 and September 30, 1997 respectively) of the date by which all conditions to the Effective Date had to be satisfied or waived under the Plan. All conditions to the Effective Date as required by the Plan were satisfied on September 30, 1997 and the Effective Date of the Plan occurred on October 3, 1997.

        Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into the Company. On September 30, 1997, all conditions to the Effective Date in the Plan were satisfied. On October 30, 1997, the Effective Date was declared by the Company and the following actions occurred:

        The Capital Stock, the Existing Lender Agreements, the Old Indenture and the Debentures were deemed canceled and of no further force and effect. The Company amended and restated its Certificate of Incorporation in the State of Delaware, which is Exhibit 3.1 hereto, which authorized the issuance of the New Common Stock. The reorganized Company issued, inter alia, (i) 2,500,000 shares of New Common Stock, (ii) senior secured notes, in the principal amount of $55,000,000 and (iii) warrants, exercisable within five years of the Effective Date, to purchase approximately 131,579 shares of New Common Stock to be issued and outstanding on the Effective Date, at an exercise price of $13.30 per share. In addition, the reorganized Company adopted Amended and Restated Bylaws effective as of September 30, 1997, which are Exhibit 3.2 hereto.

        The Company satisfied its obligations to its impaired creditors as follows: (A) Nu-Tech received 890,000 shares of New Common Stock, which constitutes approximately 35.6% of the amount of issued and outstanding New Common Stock, in exchange for approximately $13.0 million in senior secured debt (which debt it purchased from the Senior Lenders just prior to the Petition
Date), constituting an estimated percentage recovery of 79.58% of its allowed claims; Nu-Tech also received an additional 17% of the amount of New Common Stock issued and outstanding on the Effective Date in exchange for Nu-Tech's cancellation of the MSI Acquisition Note; (B) the Senior Lenders, which held an aggregate of approximately $80.0 million of secured debt, each received a pro rata share of $55.0 million in new senior secured notes and 952,500 shares of New Common Stock, which constitutes 38.1% of the amount of issued and outstanding New Common Stock, constituting an estimated percentage recovery of 84.37% of their aggregate allowed claims; (C) the holders of the Debentures each received a pro rata share of 232,500 shares of New Common Stock, which constitutes 9.3% of the amount of issued and outstanding New Common Stock, constituting an estimated percentage recovery of 5.9% of their aggregate allowed claims; (D) the Company's former shareholders will receive warrants to purchase 131,579 shares of the New Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price is based upon an implied enterprise value for the Company of $90.0 million, and (E) each of the Company' s general unsecured creditors received a pro rata share of $2.45 million in cash and an unsecured note in the principal amount of $400,000, constituting an estimated percentage recovery of 16.29% of their aggregate allowed claims. The holders of Old Stock Options and Old Warrants did not receive any distributions or property under the Plan.

        In addition, the reorganized Company entered into the following agreements: (A) the New Indenture, dated as of September 30, 1997 between the reorganized Company and FTNA, which is Exhibit 4.1 hereto; (B) the Security Agreement, dated as of September 30, 1997, between the reorganized Company and FTNA, which is Exhibit 4.2 hereto; (C) the Pledge Agreement, dated as of September 30, 1997, between the reorganized Company and FTNA, which is Exhibit
4.3 hereto; (D) the Stockholders Agreement, dated as of September 30, 1997, by and among the reorganized Company, Nu-Tech, and Oaktree, which is Exhibit 4.6 hereto; (E) the Employment Agreement, made as of September 30, 1997, by and between the reorganized Company and J. Marvin Feigenbaum, which is Exhibit 10.1 hereto; (F) the Noncompetition Agreement, made as of September 30, 1997, by and among the reorganized Company and Nu-Tech, which is Exhibit 10.2 hereto; (G) the Warrant Agreement, dated as of September 30, 1997, between the reorganized Company and U.S. Trust Company of California, N.A., which is Exhibit 4.7 hereto;
(H) the Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997, which is Exhibit 4.8 hereto; (I) the Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security, dated September 30, 1997 and which is Exhibit 4.9 hereto; (J) the Loan and Security Agreement, dated as of September 30, 1997, between the Funding Corp., and Daiwa, which is Exhibit 4.10 hereto; and (K) the Depositary Agreement, dated as of September 30, 1997, among reorganized PCL, the Funding Corp., Daiwa, and Union Bank of California, N.A., which is Exhibit 4.11 hereto. The terms of each of these agreements are summarized at Note 10 - "Effectiveness of the Plan of Reorganization," herein.

GENERAL

        As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the California laboratory operations of Damon, which it acquired in 1994, and, to a lesser extent, reductions in third-party payor reimbursement rates and effects and changes in the health care industry, the Company was unable to make interest payments due monthly under the Credit Agreement since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997,
each in the amount of $3.6 million. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 16, 1996, August 15, 1996, February 17, 1997 and August 15, 1997, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995, and as liabilities subject to compromise since filing for chapter 11 protection.

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

        Following the Petition Date, the Company has continued implementation of the operational restructuring that began prior to the Petition Date. Such operational restructuring consisted of actions taken in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

        - Consolidation of facilities. The Fresno hub laboratory was closed in June 1995 and consolidated into the Sacramento laboratory. The Company's Southern California hub laboratory was downsized in June 1996 and consolidated into the Sacramento laboratory. The MSI Burbank facility was consolidated into the Sacramento laboratory in August 1997. These locations maintain expanded STAT facilities.

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

        - Moving the Company's principal executive offices from 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and the Company will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises") and rejecting the Headquarters Lease. The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. The Company vacated the Headquarters in June 1997 and, on May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor. (See Part II, Item 1 - "Legal Proceedings," herein).

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

        Net cash flows from operating activities decreased from $809,000 in the first six months of Fiscal 1997 to $2.4 million for the same period in Fiscal 1998 principally as a result of increased accounts receivable.

        Cash flows from investing activities have been negative through the periods prior to the and including first six months of Fiscal 1998, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities increased from $119,000 for the first six months of Fiscal 1997 to $155,000 for the same period in Fiscal 1998. The increase in cash used in investing activities in Fiscal 1998 is due to equipment and tenant improvement purchases.

        Cash flows from financing activities have reflected borrowings and repayments of long term debt. Cash provided by financing activities increased from ($325,000) for the six month period ended August 31, 1996 to $269,000 for the same period in Fiscal 1998. This increase in cash flows from financing activities is the result of increased borrowings over the period.

        As of August 31, 1997, the Company had approximately $133.8 million of indebtedness of which $40 million represents the Debentures; approximately $77.6 million represents bank borrowings under certain term loans and lines of credit; approximately $2.4 million is owed to the former owners of acquired laboratories; approximately $1.0 million is owed to vendors whose debt has been converted to notes payable; approximately $5.9 million is owed the Senior Lenders under the DIP Financing Facility in relation to the November 8, 1996 chapter 11 filing, which facility will be forgiven on the Effective Date; approximately $150,000 is owed to the City of Burbank as a redevelopment loan; approximately $1.5 million is owed under capital lease obligations; approximately $0.26 million is owed in taxes; and $5.0 million is owed to Nu-Tech for the purchase of MSI. All of such indebtedness (other than the $5.0 million owed to Nu-Tech) is currently in default. The Plan provides that the Company will pay such liabilities, as compromised, after the Effective Date.

        The Company failed to make the interest payments due monthly under the Credit Agreement since September, 1995, each in the amount of approximately $660,000, (excluding penalties on unpaid amounts), and also failed to make the principal amortization payments under the Credit Agreement due on September 13, 1995 and October 6, 1995 (each in the amount of $600,000), the principal amortization payments due on November 3, 1995, December 29, 1995 and March 31, 1996 (each in the amount of $1.2 million), and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 (each in the amount of $3.6 million). The Company has been in default since September of 1995 with respect to its secured indebtedness under the Credit Agreement.

        At August 31, 1997, the Company had approximately $501,000 in cash plus approximately $1.6 million under the DIP Financing Facility. In addition, after the Effective Date, the Plan contemplates the availability of up to $10.0 million under the Exit Financing Facility. The Company's business does not generally require significant expenditures for property, plant and equipment. Expenditures related to such capital items were approximately 0.5% of net revenues for the three months ended August 31, 1997. As of August 31, 1997, the Company had no material commitments for capital expenditures.

        The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection, operating cash and, until the Effective Date, amounts available under the DIP Financing Facility. After the Effective Date, the DIP Financing Facility will be forgiven and the remaining amounts available thereunder will be available to the reorganized Company as additional capital. In addition, after the Effective Date, amounts available under the Exit Financing Facility will be available to the Company to meet its cash needs.

        On September 30, 1997, the reorganized Company and its wholly owned subsidiary, the Funding Corp., entered into the Exit Financing Facility with Daiwa. The terms of the Exit Financing Facility are summarized at Note 10 - "Effectiveness of the Plan of Reorganization - Daiwa Facility." The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection, operating cash and amounts available under the Exit Financing Facility. As of October 31, 1997, the Company had operating cash of approximately $1.2 million and availability under the Exit Financing Facility of approximately $186,000. As of such date, outstanding borrowings under the Exit Financing Facility were approximately $4.6 million.

        The foregoing statements constitute forward-looking information, and no assurance can be given that such collections will be sufficient to satisfy the Company's operating cash needs for the near term. Among the factors that could cause actual results to differ materially from such expectations are that the Company continues to experience reductions in third-party payor reimbursement rates, billing and collection problems and the effects of significant changes in the health care industry.

                      PHYSICIANS CLINICAL LABORATORY, INC.

                          PART II -- OTHER INFORMATION

                                 AUGUST 31, 1997


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

        Under relevant provisions of the Bankruptcy Code, the Company has the right, subject to the approval of the Bankruptcy Court, to assume or reject executory contracts and unexpired leases, including real property leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the Petition Date.

        By order of the Bankruptcy Court, effective February 14, 1997, the Company received approval to (a) reject 62 nonresidential real property leases;
(b) assume 149 nonresidential real property leases; and (c) extend the time, through and including the Confirmation Date of its plan of reorganization, within which it may assume or reject 16 of its remaining nonresidential real property leases. As more fully described above, assumption of leases requires the Company to cure, or to provide adequate assurance that it will cure, all existing defaults under the lease. On April 14, 1997, the Bankruptcy Court entered an order approving certain procedures for assuming the Company's remaining leases not previously assumed, rejected or slated for rejection pursuant to the Plan. On the Confirmation Date, the Company either assumed or rejected all of its remaining executory contracts and unexpired leases.

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

        As a general matter, the treatment of claims arising prior to the Petition Date, including claims on account of litigation, will be determined and paid pursuant to the terms of the Plan. The Plan provides that following the Effective Date, such prepetition litigation, as well as postpetition litigation involving claims based upon prepetition events, will become subject to a permanent injunction. The Plan further provides that the Company, the reorganized Company or the Committee may resolve or adjudicate the amount of a prepetition litigation claim in the manner in which such claim would have been resolved if the Company had not instituted the Bankruptcy Cases. In addition, the Bankruptcy Court may enter orders modifying the automatic stay and/or permanent injunction to permit certain matters to continue to be prosecuted in the courts or before arbitrators where or before whom such matters are pending, generally for the purpose of pursuing payment of such claims as are insured from third-party insurers. Because of the bankruptcy proceedings, the Company's financial exposure with respect to the prepetition litigation claims set forth in actions currently pending against the Company is limited by the Plan and should not have a material financial impact on the Company.

        Described below are certain legal proceedings involving the Company that arose after the Petition Date.

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

        Regulatory Investigation

        In late May, 1997, PCL became aware of a subpoena it had received in April of 1997 to furnish certain documents to the United States Department of Defense with respect to PCL's CHAMPUS billing practices. In late May, 1997, PCL was also notified that its Medicare and MediCal billing practices were undergoing review HHS/OIG, and in early June of 1997, PCL received a subpoena to furnish certain documents to HHS/OIG in connection with such review.

        The United States alleged that PCL submitted or caused to be submitted false and fraudulent claims for payment to Medicare, Title XVIII of the Social Security Act, 42 U.S.C. Sections 1395-1395ddd, the MediCal Program, Title XIX of the Social Security Act and other federally funded health programs, for clinical laboratory services during the period from January 1, 1992 to July 18, 1997. During the course of its investigation, the Government revealed that its investigation was prompted by the filing of a qui tam action -- a whistleblower complaint -- by the Relator, a former officer of the Debtors, alleging that PCL violated the False Claims Act for certain actions detailed in the Complaint filed in the District Court for the Eastern District of California, in United States ex rel. Taylor McKeeman v. Physicians Clinical Laboratory, et al., CIV-S97-I005GEBGGH.

        The United States also alleged certain claims and causes of action against PCL predicated upon the False Claims Act, 31 U.S.C. Sections 3729-3733, as amended; the Civil Monetary Penalties Law, 42 U.S.C. Section 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. Sections 3801-12; and the provisions for exclusion from the Medicare and State health care programs, 42 U.S.C. ss. 1320a-7(b), 42 U.S.C. Section 1320a-7a and 42 U.S.C. Section 1320a-7(d); as well as under common law theories for damages and penalties arising out of claims for reimbursement for clinical laboratory services.

        PCL denied the respective allegations of the United States and the Relator. Nevertheless, PCL immediately recognized that the Government Claims were significant and would adversely affect the Debtors' ability, among other things, to satisfy all conditions to the Effective Date and to consummate the Plan.

        On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle the Government Claims. The final agreement (the "Federal Agreement") resolved the Government Claims on substantially the following terms. The following description of the terms and provisions of the Federal Agreement is a summary only, and is qualified in its entirety by the actual terms and conditions of the Federal Agreement, which is Exhibit 99.2 hereto.

                (1) PCL paid to the United States Government $200,000 18 days after the Court issued its order approving the Settlement Agreement (October 7, 1997); and will pay $1,800,000 in principal plus interest calculated at the Treasury Bill interest rate payable in equal monthly installments of $25,000 for six years;

                (2) PCL entered into the Corporate Integrity Agreement with the HHS/OIG, pursuant to which will, among other requirements, set up and follow an internal corporate compliance plan with monitoring provided by an internal corporate compliance officer, provide proper training for its billing and marketing personnel, and fulfill various reporting requirements to HHS. The Corporate Integrity Agreement is Exhibit 99.3 hereto;

                (3) PCL and J. Marvin Feigenbaum were released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

                (4) The amounts owed to the United States will not be dischargeable in any bankruptcy; and

                (5) If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and may be excluded from participation in Medicare and Medicaid.

        Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992 to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims. The State Agreement resolved the claims on substantially the following terms. The following description of the terms and provisions of the State Agreement is a summary only, and is qualified in its entirety by the actual terms and conditions of the State Agreement, which is Exhibit 99.1 hereto.

                (1) PCL paid the State the sum of $100,000 22 days after the Court issued its order approving the Settlement Agreement (October 11). All of the terms of the Corporate Integrity Agreement executed by PCL and the United States Government are incorporated by reference and all of the terms therein are made applicable to the Settlement Agreement with the state;

                (2) The State released PCL and J. Marvin Feigenbaum from any civil or administrative monetary claim or cause of action that the California Department of Health Services had or may have had, and from any action seeking exclusion from the MediCal program with regard to the provision of an reimbursement for laboratory services under the MediCal program;

                (3) The State released PCL and Mr. Feigenbaum from any criminal liability for any conduct covered by the State Agreement; and

                (4) PCL will cooperate in any further investigation of individuals and entities not released by the State in the State Agreement.

On September 19, 1997, the Bankruptcy Court granted the Debtors' motion to approve the Federal Agreement and the State Agreements. The Bankruptcy Court's order became final on September 30, 1997.

Item 6. Exhibits and Reports on Form 8-K

        a.     Exhibits

        2.1 Second Amended Joint Plan of Reorganization of Physicians Clinical Laboratory and its Affiliated Debtors, filed with the Bankruptcy Court on February 7, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on From 8-K for June 6, 1997) (without exhibits).

        3.1 Amended and Restated Certificate of Incorporation of PCL (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K for September 30, 1997).

        3.2 Amended and Restated Bylaws of PCL, effective as of September 30, 1997 (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.1. Indenture, dated as of September 30, 1997, among Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), and First Trust National Association ("FTNA") (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.2. Security Agreement, dated as of September 30, 1997 between PCL and FTNA (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.3. Pledge Agreement, dated as of September 30, 1997, between PCL and FTNA (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.4. Note Registration Rights Agreement, dated as of September 30, 1997, by and among PCL, Oaktree, Copernicus, Galileo, Belmont I, Belmont II, and Cerberus (incorporated by reference to Exhibit
               4.4 of the Company's Current Report on Form 8-K for September 30,1997).

        4.5. Stock Registration Rights Agreement, dated as of September 30, 1997, by and among PCL, Nu-Tech, Oaktree, Copernicus, Galileo, Belmont I, Belmont II, and Cerberus (incorporated by reference to
               Exhibit 4.5 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.6. Stockholders Agreement, dated as of September 30, 1997, by and among PCL, Nu-Tech, and Oaktree (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.7 Warrant Agreement, dated as of September 30, 1997, between PCL and U.S. Trust Company of California, N.A., as warrant agent (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K for September 30, 1997.

        4.8 Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997 (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K for September 30,
               1997).

        4.9 Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security (incorporated by reference to Exhibit 4.9 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.10 Loan and Security Agreement, dated as of September 30, 1997, between Bio-Cypher Funding Corp, a Delaware corporation ("Funding Corp."), and Daiwa Healthco-2 LLC, a Delaware LLC ("Daiwa") (incorporated by reference to Exhibit 4.10 of the Company's Current Report on Form 8-K for September 30, 1997).

        4.11. Depositary Agreement, dated as of September 30, 1997, among PCL, Funding Corp., Daiwa, and Union Bank of California, N.A. (incorporated by reference to Exhibit 4.11 of the Company's Current Report on Form 8-K for September 30, 1997).

        10.1 Employment Agreement, made as of September 30, 1997, by and between PCL and J. Marvin Feigenbaum (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K for September 30, 1997).

        10.2 Noncompetition Agreement, made as of September 30, 1997, by and among PCL and Nu-Tech (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K for September 30,
               1997).

        12.1 Statement Regarding Calculation of Ratios of Earnings to Fixed Charges.

        99.1. Settlement Agreement re: State of California (incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K for September 30, 1997).

        99.2. Settlement Agreement re: Federal Government (incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K for September 30, 1997).

        99.3. Corporate Integrity Agreement between the United States Department of Health and Human Services and PCL (incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K for September 30, 1997).


           b. Reports on Form 8-K filed during the quarter ended August 31, 1997:

               The Company filed a current report on Form 8-K on June 6, 1997 to report the confirmation by the Bankruptcy Court of the Company's Second Amended Joint Plan of Reorganization of Physicians Clinical Laboratory on its Affiliated Debtors.

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

                                    PHYSICIANS CLINICAL LABORATORY, INC.
                                    (Registrant)


                                    /s/ J. Marvin Feigenbaum
                                    --------------------------------------------
                                    J. Marvin Feigenbaum
                                    Chief Executive Officer


                                    /s/ Wayne E. Cottrell
                                    --------------------------------------------
                                    Wayne E. Cottrell
                                    Vice President, Finance
                                    (Chief Accounting Officer)