Form 10-Q
period 1997-11-30
PHYSICIANS CLINICAL LABORATORY INC
filed 1998-01-22
CIK 890685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ending November 30, 1997

                         Commission File Number 0-20678


                      PHYSICIANS CLINICAL LABORATORY, INC.

             (Exact name of registrant as specified in its charter)


         Delaware                                                                       68-0280528
--------------------------------------------------------------                          ------------------
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer
                                                                                        Identification No.)


3301 C Street, Suite 100E, Sacramento, CA                                               95816
--------------------------------------------------------------                          ------------------
(Address of principal executive offices)                                                (Zip Code)


Registrant's telephone number, including area code                                      (916) 444-3500
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

                                              Yes   X         No
                                                   ---           ---
Number of shares of common stock outstanding as of January 9, 1998 was 2,500,000.

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
PART I -- FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets (Unaudited)
         as of  November 30, 1997 and February 28, 1997...........................................................3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three and Nine Months Ended November 30, 1997 and 1996...........................................4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended November 30, 1997..............................................................5

         Notes to Condensed Consolidated Financial Statements.....................................................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three and Nine Months Ended November 30, 1997 and 1996................20


PART II -- OTHER INFORMATION.....................................................................................26

         Item 6.  Exhibits and Reports on Form 8-K...............................................................26

         Signatures..............................................................................................27

                      PHYSICIANS CLINICAL LABORATORY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  AS OF NOVEMBER 30, 1997 AND FEBRUARY 28, 1997


                                                      SUCCESSOR CO.     PREDECESSOR CO.
                                                    NOVEMBER 30, 1997  FEBRUARY 28, 1997
                                                    -----------------  -----------------
ASSETS
CURRENT ASSETS
     CASH                                               $   490,504      $     500,516
     ACCOUNTS RECEIVABLE, NET                            11,214,303          9,591,204
     OTHER RECEIVABLE                                       150,100                  0
     NOTES RECEIVABLE                                         9,000            361,650
     SUPPLIES INVENTORY                                   1,415,180          1,534,592
     OTHER CURRENT ASSETS                                   535,415          1,501,298
                                                        -----------      -------------

         TOTAL CURRENT ASSETS                            13,814,502         13,489,260

EQUIPMENT AND IMPROVEMENTS, NET                           2,817,278         11,595,900
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                         70,930,466                  0
OTHER ASSETS                                                415,432            686,855
                                                        -----------      -------------

         TOTAL ASSETS                                   $87,977,678      $  25,772,015
                                                        ===========      =============


LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     DEBTOR IN POSSESSION BORROWINGS                    $         0      $   5,243,182
     CURRENT INSTALLMENTS OF LONG TERM DEBT                 930,132            283,687
     NOTE PAYABLE TO RELATED PARTY                                0          5,000,000
     ACCOUNTS PAYABLE                                     3,895,979          1,237,338
     ACCRUED PAYROLL & OTHER                              7,135,417          8,857,225
     NOTES PAYABLE AND OTHER                                776,599                  0
                                                        -----------      -------------

         TOTAL CURRENT LIABILITIES                       12,738,127         20,621,432

LONG TERM DEBT                                           59,617,118            631,309
LIABILITIES SUBJECT TO COMPROMISE                                 0        167,776,289
OTHER LONG TERM DEBT                                      1,700,672                  0
                                                        -----------      -------------

         TOTAL LIABILITIES                               74,055,917        189,029,030

STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON STOCK                                        14,800,100             60,714
     ADDITIONAL PAID IN CAPITAL                                   0         15,570,802
     RETAINED EARNINGS                                     (878,339)      (178,888,531)
                                                        -----------      -------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            13,921,761       (163,257,015)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $87,977,678      $  25,772,015
                                                        ===========      =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS

                      PHYSICIANS CLINICAL LABORATORY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996



                                                      Three Months Ended                  Nine Months Ended
                                                         November 30,                        November 30,
                                               ------------------------------      ------------------------------
                                                    1997              1996              1997              1996
                                               ------------      ------------      ------------      ------------
NET REVENUE                                    $ 16,841,670      $ 15,262,276      $ 51,302,366      $ 49,656,211
DIRECT LABORATORY COST                            6,176,860         5,598,350        19,722,532        17,673,173
                                               ------------      ------------      ------------      ------------
                    Gross profit                 10,664,810         9,663,926        31,579,834        31,983,038
LABORATORY SUPPORT COST                           4,483,022         4,875,379        14,159,273        15,014,401
                                               ------------      ------------      ------------      ------------
                     Laboratory profit            6,181,788         4,788,547        17,420,561        16,968,637
OVERHEAD EXPENSE                                  6,184,803         9,133,214        20,100,261        27,295,122
CREDIT RESTRUCTURING EXPENSE                        174,244            27,618         1,982,031           265,922
                                               ------------      ------------      ------------      ------------

                            Operating Loss         (177,259)       (4,372,285)       (4,661,731)      (10,592,407)

INTEREST EXPENSE AND OTHER, net                   4,744,077         3,604,665        13,949,164        13,121,167
INCOME TAXES                                              0                 0                 0                 0
                                               ------------      ------------      ------------      ------------
                     Net Loss                  ($ 4,921,336)     ($ 7,976,950)     ($18,610,895)     ($23,713,574)
                                               ============      ============      ============      ============
EARNINGS PER SHARE:  (a)
                     Primary                        N/A               N/A               N/A               N/A
                     Fully Diluted                  N/A               N/A               N/A               N/A
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:  (a)
                     Primary                        N/A               N/A               N/A               N/A
                     Fully Diluted                  N/A               N/A               N/A               N/A


                                            (a) The net income per share and the
                                            weighted average number of shares
                                            for the company have not been
                                            presented because, due to the
                                            Reorganization and implementation of
                                            Fresh-Start accounting, they are
                                            not comparable to subsequent
                                            periods.

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                      PHYSICIANS CLINICAL LABORATORY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                                                     1997               1996
                                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                       ($ 18,610,895)     ($ 23,713,574)
Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                             3,218,183          7,314,567
         Provision for doubtful accounts                                           1,180,000          3,555,217
         Write-down of tenant improvements related to
         abandoned Southern California laboratory                                       --            1,804,082
         Medicare/MediCal accrued settlement                                       2,100,000
         IRS penalty                                                                 225,672
         Changes in operating assets and liabilities
                  Increase in accounts receivable                                 (5,476,086)        (2,427,736)
                  Net decrease (increase) in inventories,
                  prepaid costs and other assets                                     481,675            (78,742)
                  Increase in accounts payable and accrued
                  expenses                                                           936,831         12,889,742
                                                                               -------------      -------------
Net cash used in operating activities                                            (15,944,620)          (656,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements                                 (267,495)           (99,732)
                                                                               -------------      -------------
         Net cash used in investing activities                                      (267,495)           (99,732)
                                                                               -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under long term debt                                                          --            3,338,423
Payments of principle on long term debt                                           (2,450,000)          (836,169)
Borrowings on LOC and long-term debt                                               3,852,103               --
Proceeds from sale of capital stock                                               14,800,000             34,163
                                                                               -------------      -------------
         Net cash provided by financing activities                                16,202,103          2,536,417
                                                                               -------------      -------------
         Net increase (decrease) in cash and cash equivalents                        (10,012)         1,780,241
CASH AND CASH EQUIVALENTS,
beginning of period                                                                  500,516            391,815
                                                                               -------------      -------------
CASH AND CASH EQUIVALENTS,
end of period                                                                  $     490,504      $   2,172,056
                                                                               =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
         Cash paid for interest                                                $           0      $           0
                                                                               =============      =============
         Cash paid for income taxes                                            $           0      $           0
                                                                               =============      =============


              The accompanying notes are an integral part of these
                        condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      REORGANIZATION

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

         By order dated April 23, 1997, the Bankruptcy Court confirmed the Second Amended Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Plan"). The effective date of the Plan occurred on October 3, 1997 (the "Effective Date").

         The principal business of the Company is to provide clinical laboratory services in the State of California. As of January 9, 1998, the Company operated one full service clinical laboratory in Sacramento, 14 "STAT" laboratories and approximately 185 patient service centers located in close proximity to referral sources throughout the Company's service areas. The Company is a "hybrid" among clinical laboratory companies in that it serves both as a traditional reference laboratory for approximately 7300 office-based physicians/clients and as an independent clinical laboratory to acute hospital customers.

(2)      BASIS OF REPORTING

         In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance provided by SOP 90-7, the Company (referred to as "Successor Company" when compared to periods prior to October 3, 1997) has adopted "fresh start" reporting as of the effective date of the Plan. Under "fresh start" reporting, assets and liabilities were adjusted to reflect their estimated fair values and the remaining accumulated deficit was eliminated, resulting in a new reporting entity as of October 3, 1997. As a result, the financial statements as of and for the period ending November 30, 1997 are not comparable with prior periods.

         As a result of adopting fresh-start reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $70,930,000. Management is in the process of assessing the appropriate life of this intangible asset. Material adjustments to the Company's financial statements could result once the life of this intangible asset is established.

         The accompanying consolidated financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern is dependent on, among other things, the ability to achieve satisfactory levels of profitability and cash flow from operations and maintain compliance with the financing agreements.

         The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures contained herein are adequate to make the information not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

         The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.

(3)      EXIT FINANCING

         On September 30, 1997, the reorganized Company and its wholly owned subsidiary, Bio- Cypher Funding Corp. (the "Funding Corp.") entered into a $10 million healthcare receivables financial facility (the "Exit Financing Facility") with Daiwa Securities America, Inc. ("Daiwa"). Under the Exit Financing Facility, the reorganized Company sells and contributes all of its healthcare accounts receivables to the Funding Corp., which in turn pledges such accounts receivable to Daiwa as collateral for revolving loans. The proceeds of such revolving loans are used to purchase the eligible accounts receivable from the reorganized Company. The reorganized Company then uses such funds to fund future operating and capital expenditures and to establish the future liquidity needed to operate its businesses.

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

         Both the Healthcare Receivables Purchase and Transfer Agreement and the Loan and Security Agreement contain representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. The Exit Financing Facility expires on September 30, 1999. (See Note 6 - "Effectiveness of the Plan of Reorganization - Daiwa Facility," herein).

(4)      MANAGEMENT AND BOARD OF DIRECTOR CHANGES

         During the pendency of the Bankruptcy Cases, as a condition to the availability of funds under the Company's debtor in possession financing facility and until the Effective Date of the Plan, J. Marvin Feigenbaum, Chief Executive Officer of Nu-Tech, was appointed as Chief Operating Officer of the Company. On November 7, 1996, the Company and Mr. Feigenbaum entered into an employment agreement, governing the terms of Mr. Feigenbaum's employment with the Company as Chief Operating Officer during this period. From and after the Petition Date, Mr. Feigenbaum acted as Chief Operating Officer, reporting directly to the Debtors' Board of Directors.

         From and after the Effective Date, Mr. Feigenbaum has served as the President and Chief Executive Officer of the reorganized Company. The reorganized Company and Mr. Feigenbaum entered into a new employment agreement, dated as of the Effective Date, governing the terms of

Mr. Feigenbaum's employment from and after the Effective Date (see Note 6 - "Effectiveness of Plan of Reorganization," herein). Additionally, from and after the Effective Date, Wayne E. Cottrell has served as Vice President, Finance.

(5)      RATIO OF EARNINGS TO FIXED CHARGES

         For purposes of calculating the ratio of earnings to fixed charges, "earnings" consists of income before income taxes, interest on indebtedness and imputed interest on capital lease obligations; "fixed charges" consists of interest on indebtedness and imputed interest on capital lease obligations. The Company's losses during each of the periods presented provide no coverage of fixed charges. The amount of the deficiency is $18,547,000 and $23,714,000 for the nine months ended November 30, 1997 and 1996, respectively.

(6)      EFFECTIVENESS OF THE PLAN OF REORGANIZATION

         By order dated April 23,1997, the Plan was confirmed by the Bankruptcy Court pursuant to section 1129 of the Bankruptcy Code. By separate order, the Debtors' chapter 11 estates were substantively consolidated. Pursuant to the Plan, all conditions to the Effective Date of the Plan were to be satisfied or waived on or before July 22, 1997, unless such date was extended by the Bankruptcy Court. Capitalized terms used but not defined in this Note 6 shall have the meanings ascribed to them in the Plan.

         In late May, 1997, PCL became aware of a subpoena it had received in April of 1997 to furnish certain documents to the United States Department of Defense with respect to PCL's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. In late May, 1997, PCL was also notified that its Medicare and MediCal billing practices were undergoing review by the Office of Inspector General of the United States Department of Health and Human Services ("HHS/OIG"), and in early June of 1997, PCL received a subpoena to furnish certain documents to HHS/OIG in connection with such review. Due to PCL's cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of the Plan Proponents (collectively, the "Proponents") and the Official Committee of Unsecured Creditors (the "Committee"), extended the date by which all conditions to the Effective Date had to be satisfied or waived pursuant to the Plan for 60 days to September 19, 1997, and stated that the terms and conditions of the Plan would continue in full force and effect. The Bankruptcy Court thereafter extended such date for an additional 11 days until September 30, 1997.

         Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into the Company. On September 30, 1997, all conditions to the Effective Date in the Plan were satisfied. On October 3, 1997, the Effective Date was declared by the Company and the following actions occurred:

         The Old Common Stock of each Debtor, the Old Stock Options and the Old Warrants (collectively, the "Capital Stock"), the Existing Lender Agreements, that certain Indenture dated as of August 24, 1993 by and among PCL, Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Shearson, Inc., and all related agreements (collectively, the "Old Indenture") and the Debentures were deemed canceled and of no further force and effect. The Company amended and restated its Certificate of Incorporation in the State of Delaware, and which authorized the issuance of 50,000,000 shares of common stock, par value $0.01 per share (the "New Common Stock"). The reorganized Company issued, inter alia,
(i) 2,500,000 shares of New Common Stock, (ii) senior secured notes, in the principal amount of $55,000,000 and (iii) warrants, exercisable within five years of the Effective Date, to purchase approximately 131,579 shares of New Common Stock to be issued and outstanding on the Effective Date, at an exercise price of $13.30 per share. In addition, the reorganized Company adopted Amended and Restated Bylaws effective as of September 30, 1997 (the "Bylaws").

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

         In addition, the reorganized Company entered into the following agreements: (A) the New Indenture, dated as of September 30, 1997, by and between the reorganized Company and First Trust National Association ("FTNA")(the "Indenture"); (B) the Security Agreement, dated as of September 30, 1997, by and between the reorganized Company and FTNA; (C) the Pledge Agreement, dated as of September 30, 1997, by and between the reorganized Company and FTNA;
(D) the Stockholders Agreement, dated as of September 30, 1997, between and among the reorganized Company, Nu-Tech, and Oaktree; (E) the Employment Agreement, dated as of September 30, 1997, by and between the reorganized Company and J. Marvin Feigenbaum; (F) the Noncompetition Agreement, dated as of September 30, 1997, by and between the reorganized Company and Nu- Tech; (G) the Warrant Agreement, dated as of September 30, 1997, by and between the reorganized Company and U.S. Trust Company of California, N.A., as warrant agent; (H) the Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997, by and between the reorganized Company and the Funding Corp.; (I) the Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security, dated September 30, 1997 by and between the Funding Corp. and Daiwa; (J) the Loan and Security Agreement, dated as of September 30, 1997, by and between the Funding Corp., and Daiwa; and (K) the Depositary Agreement, dated as of September 30, 1997, between and among the reorganized Company, the Funding Corp., Daiwa and Union Bank of California, N.A.

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

         Until the first two cash interest payments are made by the reorganized Company, the Indenture will contain covenants regarding minimum EBITDA (earnings before interest, taxes, depreciation and amortization), minimum tangible net worth, minimum EBITDA/interest expense coverage and certain restrictions on capital expenditures. The Indenture contains customary covenants, representations and warranties, as well as customary provisions regarding defaults, remedies and modifications.

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

The New Common Stock Registration Rights Agreement.

         After the earlier of: (a) thirty months from the date of the New Common Stock Registration Rights Agreement, or (b) six months after the date that the first registration statement filed by the reorganized Company with respect to shares of the New Common Stock in connection with an underwritten public offering is declared effective by the Commission, and continuing throughout the term of the New Common Stock Registration Rights Agreement, those shareholders (including Nu- Tech) holding at least a majority of the Registrable Securities (as defined therein) issued to the Senior Lenders and the Registrant under the Plan shall have the right to request the registration of such Registrable Securities (a "Demand"). The reorganized Company will then be required to file with the Commission, within 120 days after receiving notice of such Demand (such time period to be extended by the number of days that a Suspension Period may be in effect), a registration statement (a "Stock Registration Statement") on Form S-1 or Form S-3, if use of such a form is then available to cover resales of Registrable Securities. Such holders thereof must satisfy certain conditions relating to the provision of information in connection with any Stock Registration Statement. The reorganized Company will use commercially reasonable efforts to cause any Stock Registration Statement to be declared effective by the Commission within 180 days of such Demand.

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

The Stockholders Agreement

         On the Effective Date, Nu-Tech and Oaktree Capital Management,LLC ("Oaktree") (collectively, the "Stockholders") and the reorganized Company entered into the Stockholders Agreement as of September 30, 1997. Following is a brief description of the substantive provisions of such agreement:

                  (i) Transfer Restrictions. None of the shares of the New Common Stock or any securities exercisable for or convertible into the New Common Stock (the "Securities") held by the Stockholders may be transferred unless (A) the transferee shall deliver to the reorganized Company a written acknowledgment that the Securities are subject to the Stockholders Agreement;
(B) such transfer shall be made pursuant to a public offering registered under the Securities Act and in accordance with applicable state law; (C) such transfer is made to an Affiliate of the transferring Stockholder; or (D) such transfer is made by Nu-Tech in a pro rata distribution of Securities to its stockholders. In addition, the Stockholders agree that they will not, without the prior written consent of the reorganized Company, transfer any shares of Common Stock to Cerberus Partners, L.P. ("Cerberus") or any entity which owns, directly or indirectly, 5% or more of the issued and outstanding equity securities of any entity that conducts clinical or specialized laboratory services as its principal business.

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

         The reorganized Company's Certificate of Incorporation also provides certain shareholders with rights to acquire additional shares pro rata to their holdings if additional shares are issued or transferred by the reorganized Company. The terms of the Certificate of Incorporation are identical to those set forth in the Stockholders' Agreement, except that in addition to Nu-Tech and Oaktree,

Belmont Fund, L.P., Belmont Capital Partners, II, L.P., Copernicus Fund, L.P., Galileo Fund, L.P. and Cerberus, and all of their respective permitted transferees, are the beneficiaries of such purchase rights.

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

                  (v) Corporate Governance. During such time as OCM has the right to designate directors under the Stockholders Agreement, an affirmative vote of at least one director (a "Director") who is appointed by OCM shall be required to: (A) authorize or propose to authorize any agreement of the reorganized Company other than issuances of securities pursuant to the Warrants, employee benefit plans, management incentive plans or employment agreements with officers of the reorganized Company; (B) issue, or propose to issue any capital stock; (C) modify or propose to modify the Certificate of Incorporation or the Bylaws of the reorganized Company; (D) directly or indirectly acquire or propose to acquire any of its capital stock, or any security exercisable or exchangeable for or convertible into any of its capital stock; (E) effect or propose to effect a recapitalization or reorganization of the reorganized Company in any form; (F) consolidate or merge, or propose to consolidate or merge, or transfer all or substantially all of the properties and assets of the reorganized Company; (G) incur, or cause any subsidiary of the reorganized Company to incur any indebtedness or other payment obligation out of the ordinary course of business (other than amounts borrowed pursuant to the Loan and Security Agreement), that exceeds $1,000,000 when aggregated with all other outstanding indebtedness of the reorganized Company and its subsidiaries; (H) make any Capital Expenditure that exceeds $1,000,000 when aggregated with all other Capital Expenditures in the immediately preceding twelve month period; or (I) modify the Employment Agreement (as defined below) or otherwise approve any compensation arrangement or other transaction for the benefit of Mr. Feigenbaum other than as provided in the Employment Agreement.

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

Employment Agreement

         On September 30, 1997, J. Marvin Feigenbaum, President and Chief Executive Officer of Registrant, entered into an Employment Agreement with the reorganized Company pursuant to which he is also to be employed as President and Chief Executive Officer and Chairman of the Board of the reorganized Company. The employment of Mr. Feigenbaum is for a term of three years at a base salary of $104,000 per annum through October 31, 1997, and $208,000 per annum thereafter. The reorganized Company is to provide Mr. Feigenbaum with health insurance to the extent not provided for under other employment arrangements, long term disability insurance, reimbursement for reasonable and necessary expenses incurred, and an automobile allowance of $500 per month relating to the use of an automobile while in the state of California, and certain travel and living expenses. Mr. Feigenbaum is also to be provided with a policy of term life insurance in the amount of $500,000. As part of his Employment Agreement with the reorganized Company, Mr. Feigenbaum is subject to certain non-disclosure provisions and a restrictive covenant which provide for the non-disclosure of trade secrets and confidential information of the reorganized Company and which information is not generally known. While employed by PCL, Mr. Feigenbaum may not become associated with another business which is directly involved in the provision of clinical laboratory services anywhere in the United States and, in the event of his termination of employment under certain circumstances, Mr. Feigenbaum is not to engage in any competitive act in the United States prior to September 30, 2001. In connection with his employment by the reorganized Company, the reorganized Company granted to Mr. Feigenbaum options to purchase 100,000 shares of the reorganized Company's common stock at an exercise price of $.25 per share and granted options to purchase an additional

100,000 shares of the reorganized Company's common stock at an exercise price of $5 per share, which latter 100,000 options vest and become exercisable based on the reorganized Company's performance for each of the years ended December 31, 1997, 1998 and 1999. On October 23, 1997, the reorganized Company's Board of Directors authorized an amendment to the Employment Agreement providing that all 200,000 options granted to Mr. Feigenbaum would be exercisable at $.25 per share without regard to the previously imposed performance conditions.

Non-Competition Agreement

         On September 30, 1997, Nu-Tech entered into a Non-Competition Agreement with the reorganized Company. The entry into this agreement was in connection with the purchase by the reorganized Company of all of the shares of capital stock of Medical Science Institute, Inc., which were formerly owned by Nu-Tech. The Non-Competition Agreement provides that Nu-Tech will not, directly or indirectly, engage in a business which is involved in the provision of clinical laboratory services in the United States during such time as Nu-Tech is the beneficial owner of 25% of the issued and outstanding shares of the reorganized Company; provided, however, that the specialized cancer or genetic diagnostic laboratory services shall not be deemed to be clinical laboratory services for the purposes of the Non-Competition Agreement.

(7)      REGULATORY INVESTIGATION

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

         The United States alleged that PCL submitted or caused to be submitted false and fraudulent claims for payment to the Medicare program ("Medicare"), Title XVIII of the Social Security Act, 42 U.S.C. ss.ss. 1395-1395ddd, the MediCal Program, Title XIX of the Social Security Act and other federally funded health programs, for clinical laboratory services during the period from January 1, 1992 to July 18, 1997. During the course of its investigation, the Government revealed that its investigation was prompted by the filing of a qui tam action -- a whistleblower complaint -- by Taylor McKeeman (the "Relator"), a former officer of the Debtors, alleging that PCL violated the False Claims Act for certain actions detailed in the Complaint filed in the District Court for the Eastern District of California, in United States ex rel. Taylor McKeeman v. Physicians Clinical Laboratory, et al., CIV-S97-I005GEBGGH (the "Qui Tam Action").

         The United States also alleged certain claims and causes of action against PCL predicated upon the False Claims Act, 31 U.S.C. ss.ss. 3729-3733, as amended; the Civil Monetary Penalties Law, 42 U.S.C. ss. 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. ss.ss. 3801-12; and the provisions for exclusion from the Medicare and State health care programs, 42 U.S.C. ss. 1320a-7(b), 42 U.S.C. ss. 1320a-7a and 42 U.S.C. ss. 1320a-7(d); as well as under common law theories for damages and penalties arising out of claims for reimbursement for clinical laboratory services (collectively, with the Qui Tam Action, the "Government Claims").

         PCL denied the respective allegations of the United States and the Relator. Nevertheless, PCL immediately recognized that the Government Claims were significant and would adversely affect the Debtors' ability, among other things, to satisfy all conditions to the Effective Date and to consummate the Plan.

         On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle the Government Claims. The final agreement (the "Federal Agreement") resolved the Government Claims on substantially the following terms. The following description of the terms and provisions of the Federal Agreement is a summary only, and is qualified in its entirety by the actual terms and conditions of the Federal Agreement:

                  (1) PCL paid to the United States Government $200,000 18 days after the Court issued its order approving the Settlement Agreement (October 7, 1997); and will pay $1,800,000 in principal plus interest calculated at the Treasury Bill interest rate payable in equal monthly installments of $25,000 for six years;

                  (2) PCL entered into a five-year corporate integrity agreement (the "Corporate Integrity Agreement") with the HHS/OIG, pursuant to which PCL will, among other requirements, set up and follow an internal corporate compliance plan with monitoring provided by an internal corporate compliance officer, provide proper training for its billing and marketing personnel, and fulfill various reporting requirements to HHS;

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

         Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California (the "State") to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992 to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims (the "State Agreement"). The State Agreement resolved the claims on substantially the following terms. The following description of the terms and provisions of the State Agreement is a summary only, and is qualified in its entirety by the actual terms and conditions of the State Agreement:

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

         By order dated April 23, 1997, the Bankruptcy Court confirmed the Second Amended Plan of Reorganization of Physicians Clinical Laboratory, Inc. and Its Affiliated Debtors (the "Plan"). The effective date of the Plan occurred on October 3, 1997 (the "Effective Date").

CONSOLIDATED RESULTS OF OPERATIONS

         The condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The Plan materially changed the amounts reported in the accompanying condensed consolidated financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the Plan. The reorganized Company's ability to continue as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of profitability and cash flow from operations and maintain compliance with the financing agreement.

THREE AND NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 30, 1996

         On February 26, 1997, the Company acquired Medical Science Institute ("MSI") a clinical laboratory company located in southern California. MSI's revenue and expenses for the first three quarters of fiscal year 1997-1998 are consolidated with the Company's.

         Net revenue grew from $15.3 million for the fiscal quarter ended November 30, 1996 to $16.8 million for the same period ended November 30, 1997, and from $49.7 million for the nine months ended November 30, 1996 to $51.3 million for the same period ended November 30, 1997. The increase is the result of the MSI acquisition.

         Direct laboratory expense increased from $5.6 million to $6.2 million and from $17.7 million to $19.7 million for the three and nine month periods ended November 30, 1996 and 1997, respectively. As a percent of net revenue, direct laboratory expense at 36.7% did not change significantly, and increased from 35.6% to 38.4% for the three and nine month periods ended November 30, 1996 and 1997, respectively. This increase in expense is the result of the MSI acquisition. In August of 1997, the majority of the clinical testing and all of the information systems associated with MSI were consolidated into the Company's Sacramento operation.

         Laboratory support expense fell from $4.9 million to $4.5 million during the three month period ended November 30, 1996 and 1997, respectively, and from $15.0 million to $14.2 million for the nine month period ended November 30, 1996 and 1997, respectively. As a percent of net revenue, laboratory support expense fell from 31.9% to 26.6% and from 30.2% to 27.6% for the three and nine month periods ended November 30, 1996 and 1997, respectively. The Company is reducing these expenses as a result of consolidation efforts associated with the MSI acquisition and through the elimination of unprofitable operations.

         Selling, general and administrative expense fell from $5.5 million to $4.4 million and from $16.4 million to $13.4 million for the three and nine months ended November 30, 1996 and 1997 respectively. As a percentage of net revenue SG&A fell from 36.0% to 25.8% and from 33.0% to 26.2% for the three and nine month periods ended November 30, 1996 and 1997, respectively. The Company continues to review these expenses and to make reductions when applicable.

         Provision for doubtful accounts stayed constant at $1.2 million for the three months ended November 30, 1996 and 1997 and decreased from $3.6 million to $3.5 million for the nine months ended November 30, 1996 and 1997, respectively. The provision for doubtful accounts is based upon actual collection history and management's assessment of the health of the California market and the economy as a whole.

         Depreciation and amortization expense fell from $2.4 million to $655,000 for the three months ended November 30, 1996 and 1997, respectively and from $7.3 million to $3.2 million for the nine month periods ended November 30, 1996 and 1997, respectively. This drop in expense is the result of the Company's decision to write down to zero all intangible assets as of fiscal year ended February 28, 1997. Therefore, no amortization of intangible assets was recorded for the first nine months of Fiscal 1998. Depreciation expense was also reduced as a result of the reorganization and revaluation of assets associated with fresh-start reporting.

         Operating loss decreased from a loss of $4.4 million to $177,000 and from $10.6 million to $4.7 million for the three and nine month periods ended November 30, 1996 and 1997, respectively.

         Interest expense decreased from $3.6 million to $2.6 million for the three months ended November 30, 1996 and 1997, respectively and from $13.1 million to $11.7 million for the nine months ended November 30, 1996 and 1997, respectively. The reduction in expense is the result of reduced debt as related to restructuring and emergence from bankruptcy.

         During the third fiscal quarter of Fiscal 1998 the Company recorded a $2.1 million non-operating expense related to the settlement of the Medicare and Medicaid regulatory investigation.

         Net loss decreased from a loss of $8.0 million to $4.9 million and from $23.7 million to $18.5 million for the three and nine month periods ended November 30, 1996 and 1997, respectively.

REORGANIZATION COSTS

         Reorganization costs includes all costs associated with the Bankruptcy Cases. Pursuant to the guidance provided in SOP 90-7, the Company segregated on its statement of operations for the three month period ended November 30, 1997 a one-time non-recurring expense related to the Bankruptcy Cases in the amount of $174,244 for professional consultants' fees and out-of-pocket expenses incurred in connection therewith.

LIQUIDITY AND CAPITAL RESOURCES

         Chapter 11 Filing

         As discussed previously, PCL and its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on November 8, 1996. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with the terms of the Plan. (See Note 6 - "Effectiveness of the Plan of Reorganization", herein).

          Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or as provided in the Plan. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

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

         The Capital Stock, the Existing Lender Agreements, the Old Indenture and the Debentures were deemed canceled and of no further force and effect. The Company amended and restated its Certificate of Incorporation in the State of Delaware, which authorized the issuance of the New Common Stock. The reorganized Company issued, inter alia, (i) 2,500,000 shares of New Common Stock, (ii) senior secured notes, in the principal amount of $55,000,000 and (iii) warrants, exercisable within five years of the Effective Date, to purchase approximately 131,579 shares of New Common Stock to be issued and outstanding on the Effective Date, at an exercise price of $13.30 per share. In addition, the reorganized Company adopted Amended and Restated Bylaws effective as of September 30, 1997.

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

         In addition, the reorganized Company entered into the following agreements: (A) the New Indenture, dated as of September 30, 1997, by and between the reorganized Company and First Trust National Association ("FTNA")(the "Indenture"); (B) the Security Agreement, dated as of September 30, 1997, by and between the reorganized Company and FTNA; (C) the Pledge Agreement, dated as of September 30, 1997, by and between the reorganized Company and FTNA;
(D) the Stockholders Agreement, dated as of September 30, 1997, between and among the reorganized Company, Nu-Tech, and Oaktree; (E) the Employment Agreement, dated as of September 30, 1997, by and between the reorganized Company and J. Marvin Feigenbaum; (F) the Noncompetition Agreement, dated as of September 30, 1997, by and between the reorganized Company and Nu- Tech; (G) the Warrant Agreement, dated as of September 30, 1997, by and between the reorganized Company and U.S. Trust Company of California, N.A., as warrant agent; (H) the Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997, by and between the reorganized Company and the Funding Corp.; (I) the Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security, dated September 30, 1997 by and between the Funding Corp. and Daiwa; (J) the Loan and Security Agreement, dated as of September 30, 1997, by and between the Funding Corp., and Daiwa; and (K) the Depositary Agreement, dated as of September 30, 1997, between and among the reorganized Company, the Funding Corp., Daiwa and Union Bank of California, N.A. The terms of each of these agreements are summarized at Note 6 "Effectiveness of the Plan of Reorganization," herein.

GENERAL

         As a result of insufficient cash flows caused by, among other things, billing and collection problems and failure to integrate the California laboratory operations of Damon, which it acquired in 1994, and, to a lesser extent, reductions in third-party payor reimbursement rates and effects and changes in the health care industry, the Company was unable to make interest payments due monthly under the Credit Agreement since September 1995, each in the amount of approximately $660,000 (excluding penalties on unpaid amounts), principal amortization payments due on September 13, 1995 and October 6, 1995, each in the amount of $600,000, principal amortization payments due on November 3, 1995 and December 29, 1995, each in the amount of $1.2 million, and principal amortization payments due on February 7, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997,
each in the amount of $3.6 million. In addition, the Company failed to make four interest payments each in the amount of $1.5 million in respect of its Debentures due on August 15, 1995, February 16, 1996, August 15, 1996, February 17, 1997 and August 15, 1997, respectively. Failure to pay the interest with respect to the Debentures, as well as failure to timely pay principal and interest with respect to the loans under the Credit Agreement, constitute defaults under the Credit Agreement and the Indenture governing the Debentures. Thus, all amounts owed under the Credit Agreement and the Debentures have been classified as current liabilities in the balance sheet since November 30, 1995, and as liabilities subject to compromise since the Company's chapter 11 filing.

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

         Following the Petition Date, the Company continued implementation of the operational restructuring that began prior to the Petition Date. Such operational restructuring consisted of actions taken in an effort to reduce operating costs, improve cash collections, streamline the billing process and increase revenue flows. These actions include:

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

         o Moving the Company's principal executive offices from 2495 Natomas Park Drive in Sacramento (the "Headquarters") to the Company's main laboratory facility, located at 3301 C Street, in Sacramento, and the Company will be moving the Company's billing department to a new facility, located at 201 Lathrop Way in Sacramento (the "Lathrop Premises") and rejecting the Headquarters Lease. The Bankruptcy Court authorized the Company to enter into a lease for the Lathrop Premises on February 28, 1997. The Company vacated the Headquarters in June 1997 and, on May 21, 1997, the Bankruptcy Court granted the Company's motion requesting authority to reject the Headquarters lease on ten days' notice to the Headquarters lessor.

During and subsequent to the third quarter of Fiscal 1996, the Company has reduced expenses and consolidated a significant portion of the testing done at its South Hub Lab and the MSI Burbank facility into the Sacramento facility. As of November 30, 1997, these efforts have resulted in labor and infrastructure eliminations yielding approximately $1.6 million per month in expense reductions. In addition, certain unprofitable patient service centers have been closed, certain unprofitable capitated contracts have been eliminated and certain courier routes have been restructured.

         Net cash flows from operating activities for the nine months ended November 30, 1997 reflects the effects of the emergence from chapter 11 proceedings as of October 3, 1997 and the effects of fresh-start reporting. As a result, the cash flow statement as of November 30, 1997 is not comparable to prior periods.

         Cash flows from investing activities have been negative through the periods prior to the and including first nine months of Fiscal 1998, due almost wholly to the Company's laboratory acquisitions and purchases of equipment and leasehold improvements. Uses of cash from investing activities increased from $100,000 for the first nine months of Fiscal 1997 to $267,000 for the same period in Fiscal 1998. The increase in cash used in investing activities in Fiscal 1998 is due to equipment and tenant improvement purchases.

         Cash flows from financing activities for the nine months ended November 30, 1997 reflects the effects of fresh-start reporting and the emergence from chapter 11 proceedings as of October 3, 1997. As a result, the cash flow statement as of November 30,1997 is not comparable to prior periods.

         As of November 30,1997, the Company had approximately $63.1 million in indebtedness of which $55.0 million represents the Indenture; approximately $3.9 million represents the Exit Financing Facility; $1.8 million is due the federal government under the Federal Agreement; 1.0 million is owed under capital lease obligations; $0.6 million is due the IRS and other taxing authorities; $0.4 million is due prepetition creditors; and $0.4 million is due in prepetition lease cure debt.

         The Company's business does not generally require significant expenditures for property, plant and equipment. Expenditures related to such capital items were approximately 0.5% of net revenues for the nine months ended November 30, 1997. As of November 30, 1997, the Company had no material commitments for capital expenditures.

         The Company anticipates that its operating cash needs for the near term will be met by accounts receivable collection and operating cash.

         On September 30, 1997, the reorganized Company and its wholly owned subsidiary, the Funding Corp., entered into the Exit Financing Facility with Daiwa. The terms of the Exit Financing Facility are summarized at Note 3 - "Exit Financing", herein. As of November 30, the Company had operating cash of approximately $491,000 and availability under the Exit Financing Facility of approximately $20,000. As of such date, outstanding borrowings under the Exit Financing Facility were approximately $3.9 million.

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

                      PHYSICIANS CLINICAL LABORATORY, INC.

                          PART II -- OTHER INFORMATION

                                NOVEMBER 30, 1997


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         12.1 Statement Regarding Calculation of Ratios of Earnings to Fixed Charges.

         27     Financial Data Schedule.

         b. Reports on Form 8-K filed during the quarter ended November 30, 1997:

                  On November 15, 1997, the Company filed a current report on Form 8-K to report that the Effective Date of the Company's Second Amended Joint Plan of Reorganization of Physicians Clinical Laboratory and its Affiliated Debtors occurred on October 3, 1997.

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

                                        PHYSICIANS CLINICAL LABORATORY, INC.
                                        (Registrant)



January 21, 1998                        /s/  Marvin Feigenbaum
                                        ------------------------------------
                                        J. Marvin Feigenbaum
                                        Chief Executive Officer



                                        /s/ Wayne E. Cottrell
                                        ------------------------------------
                                        Wayne E. Cottrell
                                        Vice President, Finance
                                        (Chief Accounting Officer)